Form 10-K
period 2008-12-31
Leo Motors, Inc.
filed 2009-03-30
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2008
                          ------------------------------------------------------
Commission file number   000-53525
                       ---------------------------------------------------------
                                            _____________________________
             ==============================/

                                LEO MOTORS, INC.

             _____________________/======================================
                                      Zero-Emmission Vehicle

                                Leo Motors, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              95-3909667
--------------------------------------------------------------------------------
   (State or other jurisdiction of      (I. R. S. Employer Identification No.)
    incorporation or organization)

    291-1, Hasangok-dong, Hanam City, Gyeonggi-do, Republic of Korea 465-250
--------------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code +82 31 796 8805
                                                  ----------------

                                    Copy to:

                                Cutler Law Group
                             3206 W. Wimbledon Dr.
                               Augusta, GA 30909
                               Fax: 800-836-0714

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on which Registered

None                                   None
--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($0.001 par value)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      [ ] Yes   [x] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             [ ] Yes   [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              [x] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                          [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [ ]                Accelerated filer             [ ]
Non-accelerated filer       [ ]                Smaller reporting company     [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         [ ] Yes   [x] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $879,362.

The number of shares of the registrant's common stock outstanding as of March 23, 2009 was 35,946,449 shares.

                                LEO MOTORS, INC.
                               TABLE OF CONTENTS

                                     PART I

Item 1.      Business..........................................................4
Item 1A.     Risk Factors.....................................................21
Item 1B.     Unresolved Staff Comments........................................21
Item 2.      Properties.......................................................21
Item 3.      Legal Proceedings................................................21
Item 4.      Submission of Matters to a Vote of Security Holders..............22

                                    PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................22
Item 6.      Selected Financial Data..........................................23
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................23
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......26
Item 8.      Financial Statements and Supplementary Data......................26
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................37
Item 9A.     Controls and Procedures..........................................37
Item 9B.     Other Information................................................38


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant...............38
Item 11.     Executive Compensation...........................................40
Item 12.     Security Ownership of Certain Beneficial Owners and Management...45
Item 13.     Certain Relationships and Related Transactions...................46
Item 14.     Principal Accounting Fees and Services...........................46


                                    PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................47
Signatures....................................................................48

                                     PART I

ITEM 1. BUSINESS

A.     BUSINESS  DEVELOPMENT

There have been no changes to our business development during the year ended December 31, 2008.

B.     FINANCIAL INFORMATION ABOUT SEGMENTS

As defined by generally accepted accounting principles ("GAAP"), we do not have any segments separate and apart from our business as a whole. Accordingly, there are no measures of revenue from external customers, profit and loss, or total assets aside from what is reported in the Financial Statements attached to this Form 10-K.

C.     BUSINESS OF THE COMPANY

OVERVIEW

Leo Motors, Inc., a Delaware Company (the "Company"), through its operating subsidiary Leo Motors, Co. Ltd., a Korean Company ("Leozone"), is in the business of developing and marketing Electric Vehicles ("EVs") and EV components. Our current operations consist of developing the designs and prototypes of our EV models, testing, establishing relationships with potential customers, small scale sales of our EVs, and developing our business plan. Our ultimate goal is to begin full scale manufacture of our designs, enter the Global EV market and establish ourselves as a reputable provider of EVs and EV components.

Our overarching strategy is to gain an initial foothold in the EV market as a niche supplier, build our reputation as a technology leader and a socially responsible company, and develop our catalog of products and technology while the market for EV develops. We believe that if we can properly develop our brand, reputation, and product capability, then when the improving price and quality of EVs collides with the increasing demand, we will be able to reap the rewards.

IMPLEMENTATION  OF  OUR  BUSINESS  PLAN

The following is a discussion of our overall business strategy, including our plan to gain an initial foothold in the EV market, potential avenues for future growth, and an overview of the various steps we plan to take and their estimated costs.

Initial  Strategy
-----------------

Initially, our strategy is to gain a foothold in the market by focusing on custom orders by fleets and sales of our EV components to other EV and Plug-in Hybrid EV ("PHEV") makers.

A major source of our initial operations will be to supply customized EVs to fleets such as logistics operators, government offices, and bigger retail companies-anyone who operates and manages a significant number vehicles from one location. We can develop vehicles such as delivery vehicles, taxis, police and government office cars, military vehicles, resort vehicles, and driving school cars. We have already negotiated two deals to this effect, one with the government of Puerto Princessa, Phillipines to supply 2,500 e-Taxis in Puerto Princessa, and one with the Tourism Police of Thailand to supply them 600 Reverse Tricycles. To date the Company has made no further fleet sales. Potential revenues pursuant to the terms of the deal are expected to be approximately $15 million from the e-Taxis, and $4.8 for the Reverse Tricycle Scooters.

These organizations achieve much greater value than an end consumer because they can centralize many of the costs, and better organize the management of the devices, including charging. Plus, these highly public organizations get value from being seen as environmentally friendly. In addition, since the supply of these fleets is on a per-order basis, we can significantly reduce inventory costs and the risk of overproduction.

Along with being a fleet EV supplier, we intend to manufacture and market EV components. We have developed EV components, as more fully discussed below, that we believe represent advances over existing component technology. We intend to diversify our business and increase the number of future revenue producing products by marketing our components to other EV and PHEV makers. As more fully discussed below in Leo Motors Technology, we believe our components can improve the power, efficiency and costs of EVs.

In addition, it is expected that major car manufacturers will enter the EV market within the next two to three years. These manufacturers will need to purchase the best available components in order to be competitive, and we believe ours will be the best on the market.

Future  Expansion  Potential
----------------------------

As our branding, our products and the EV market as a whole develops, opportunities to expand into other areas of the EV market will open up for us. One potential avenue is the mass production and marketing of consumer EVs, which would be an extremely high-risk, high-reward venture. On the opposite extreme, we could attempt to develop the Leo Motors brand as a niche leader in EV components.

With the improving technology of EVs, several other niches may become possible. We have already developed design concepts for electric boats, scooters and three wheeled vehicles. Other options we may explore include lightweight aircraft, supercars, utility vehicles, and smart low speed vehicles for the disabled. Our management will determine which projects present the best opportunity for expansion of the Company as the Company and the market develops.

In addition to focusing or broadening the scope of our products, we intend to expand our business by entering new potential markets. One of our specific goals is to enter the U.S. market by the end of 2009. We intend to establish an office in Los Angeles, CA to run our U.S. operations. In addition, we will consider expanding into Europe, Australia, and throughout Asia, as well as other possible locations.

Steps  toward  Implementation
-----------------------------

The two aspects of our business plan are the development and sale of our EVs, and the development and sales of our EV components.

We have already completed our first step in the implementation of our EV business plan: initial product design. Although we intend to continue to design and develop new EV models, it was critical to develop our initial cache of designs in order to progress towards generating a recurring revenue stream.

Our next step is the development of working prototypes of our EV models, which is also currently underway. As discussed in more detail in "Our Electric Vehicle Designs" below, we have completed working prototypes of some of our current designs, and are working towards others, in particular the E-Princessa taxi. We anticipate that completion of the prototypes we are currently working on will cost approximately $1,000,000 before we have fully implemented our business. After the development of prototypes, we must pilot test the models, which we anticipate will cost approximately $300,000 to test our current prototypes and the prototypes on which we are currently working.

At the same time as the development of our EVs, we will be working toward the development of our EV component technology. We anticipate it will cost approximately $2,000,000 in further development before our components are ready for production.

The next step is to develop production capabilities of both our EVs and EV components. We intend to initially either outsource production or enter into joint ventures for the production of our electric vehicles. Accordingly, we do not expect the development of production capabilities will represent a significant cost. Once we have entered into agreements for the production of our EVs and components, we can begin full scale production and build our inventory. We anticipate these steps will cost approximately $600,000, $500,000 of which is attributable to the development of production capability, and $100,000 of which represents costs of developing inventory.

One crucial step that we have begun is the marketing and sales of our product, which can occur at many steps in the development process. Once we have designs we can market them to potential fleet customers. For example, we have already entered into two joint ventures to develop EVs in the Philippines and Thailand. We have also received interest from Hyundai Rotem, which is in the Korean defense industry, for the potential development of our tank design, the F.A.V. We also envision the ability to market our EVs to customers desiring custom designs, whereby we would not have to have a design before seeking such customers. However, we believe we may more successful in our marketing efforts later in the development process, such as once we have a working prototype, have production capability, or have an inventory of production models available to sell. Our marketing efforts will continue throughout our implementation process; we anticipate marketing will cost us approximately $200,000 before we have fully implemented our business plan.

The steps toward implementing our business plan can be summarized by the following table:

     STEP                     ANTICIPATED COST   ANTICIPATED TIMELINE
     -----------------------  -----------------  --------------------
     Initial Design                         N/A  Completed
     Initial Prototypes       $       1,000,000  In process
     EV Testing               $         300,000  May 2009
     Component Development    $       2,000,000  June 2010
     Production Capability    $         500,000  July 2009
     Production of Inventory  $         100,000  September 2009
     Marketing & Sales        $         200,000  April 2009
     -----------------------  -----------------  --------------------
     TOTAL                    $       4,100,000

Accordingly we will require a minimum of about $4,100,000 in additional financing to implement our initial business plan; however we are seeking approximately $10,000,000 in financing in order to fully implement our long term plans, which may include the development of additional designs and exploring the possibility of developing our own manufacturing capabilities. Our fundraising efforts to date include attending road shows in December 2008 in New York and San Francisco, and beginning preliminary discussions with investment banks. We have received proposals from four such banks for financial and business development services. Once we have entered into an agreement with one institution, we will move forward on our financing efforts with their advice and assistance.

OUR  CURRENT  SALES  ARRANGEMENTS

We have in place three agreements for the sales of our products and our services. We have entered into an agreement with the government of Puerto Princessa, Phillipines to supply e-Taxis in Puerto Princessa, and signed a memorandum of understanding ("MOU") with GEM Thailand to develop, manufacture and supply Reverse Tricycle Scooters. These agreements are laid out in greater detail in the discussion of the e-Taxi and the Reverse Tricycle scooter below.

In addition, effective November 22, 2006, we entered into an agreement with CUSCO Group of Seoul, Korea, for the development and design of the traffic and transportation means (mobile vehicles, monorails, etc.) to be available internally and externally in the theme park complex for the users of MGM Studio City. MSC Korea, a subsidiary of CUSCO Group, has been authorized by MGM Film Co. of USA to build MGM Studio City in Inchon, Korea. Under the agreement, our services include research and development, economic feasibility of the moving path and the operation system, technical feasibility study, and development and testing of the transportation means selected. Total amount to be paid to us under the contract is 1,500,000,000 Korean Won (about $990,000 at the current exchange rate).

LEO  MOTORS  TECHNOLOGY

Multi  Copper  Plate  Motor
---------------------------

                              [GRAPHIC OMITTED]

EVs use electric motors as power trains. These motors are sometimes used in harsh environments such as in wet conditions and on rough or dusty roads, and must also perform well in extremely cold or warm weather.

Instead of using existing electric motors which may or may not have been specifically designed to withstand these conditions, we developed an EV-specialized motor named Multi Copper Plate ("MPC") motor. Our MCP Motor has multiple copper plates and bars instead of coils and/or a permanent magnet. In addition, the MCP Motor has the capability of electricity regeneration: using the wheels, it can regenerate some of its expended electricity.

We are in the process of applying for a patent for our MCP Motor. The expected cost of completing the development and beginning the mass production of 30 Kw, 7 Kw, and 5 Kw MCP motors is $1,000,000. We can develop the MCP Motor by January of 2010, and start production from March 2010, if we secure the development funds by May 2009. The development is in the engineering design stage now.

Multi Motor System
------------------

We believe we have overcome one of the primary barriers to cost-efficient larger and faster vehicles. Larger or faster vehicles require bigger, higher powered motors and higher voltage batteries. For EVs, an increase in power has traditionally meant an exponentially disproportionate increase in cost; e.g. while a 15 Kw Multilayer BLDC motor costs approximately $2,000 on the open market, a 60 Kw motor costs around $20,000. Our Multi Motor System ("MMS") uses four 15 Kw motors instead of one 60 Kw motor. Costing around $8,000, it performs at less than half the cost, and we believe it may have other benefits as well.

One benefit multiple motors may have is that it distributes the power among four motors, which is a potentially more efficient method of generating wheel power. Another is the energy saving potential of being able to operate anywhere from one low powered motor to all four, depending on the driving mode. After accelerating to top speed using all four motors of the MMS, the EV can switch off all but one small motor to expend the minimal amount of energy needed to maintain cruising speeds. Also, our system results in changing the high voltage system of larger and faster EVs to a low voltage system, 360V to 72V.

                              [GRAPHIC OMITTED]

Finally, the MMS may increase EV safety by reducing the risks involved with a motor breakdown. Much like a multiple engine jetliner, when something goes wrong with one of the motors, the other three are able to keep working and get the driver to safety. We also plan to develop a 60 Kw MMS by using two 30 Kw motors, once we receive an order to produce the power train for a mini bus.


Multi Channel Battery Management System
---------------------------------------

We have developed our own state of the art Battery Management System ("BMS"). A BMS controls the flow of electricity charging and discharging the battery peck, keeps the battery temperature stable, and maintains the battery cell balance. The uncontrolled flow of electricity would destroy high priced Lithium Polymer battery cells, but a BMS constantly maintains the battery's efficiency and safety.

                              [GRAPHIC OMITTED]

We have designed our Multi Channel BMS to fully integrate with the driving experience. Information from the battery is incorporated into the on-board computer, so that the driver can check the full detail of the battery's status and more effectively manage the battery. In addition, since we are developing our BMS ourselves we can incorporate this state of the art component into our vehicles at cost, meaning a lower end-user price.

We have already finished the development of BMS for 48, 53, 72, and 300 Volts. We have preliminarily agreed to outsource the mass production to Nano GP. Once the definitive agreement is signed, the mass production can be started anytime on an order basis.

Refeulable Zinc Air-Fueled CellPower Pack
-----------------------------------------

We have recently developed, completed initial testing of, and applied for the Refuelable Zinc Air-Fueled Cell ("ZAFC") power pack. Previously, we reported that we were going to make rechargeable ZAFC power pack with the company who invented ZAFC battery. We found that our development with a refuelable type would be more efficient as a power pack for EVs as it can be used as the generator for the zero emission Plug-in Hybrid Electric Vehicle (PHEV). The Refuelable ZAFC power pack can generate electricity as it oxidizes tiny zinc balls. We developed the automatic fueling devices and sludge collection filters.

The expected cost of completing the production of working prototype, pilot test model, and mass production ready model is $1,000,000. Once funded we can finish the mass production model by 2010.

Design Engineering
------------------

We provide the design and engineering service of the complete vehicle package, a concept we call "Package Design." Factors such as road conditions, power requirement, weight, size, climate, usage, and others all affect the design and styling of a finished vehicle. We use a digitized vehicle design process to optimize the drive mode and safety of our vehicles.

Using this process, we have developed several EV designs into working prototypes. Our prototypes are physically working vehicles built for pilot testing. They were produced in our workshop through creation of a new electric power train, die casting of the chassis, and conversion of existing combustion engine car frames.

Our digitized design process also allows us to project information that generally is only available after years of expensive testing. For instance, we can provide vehicle life cycle services in order to properly compare the costs of EVs and the combustion engine counterparts at many levels. Also, we can conduct computer simulated crash testing to identify problems before we engage in the expensive real crash testing with dummies.

Original  Leo  Motors  Designs

The following are examples of original concepts developed by our team using our digitized design process:

                              [GRAPHIC OMITTED]

Facelift Engineering

The following are examples of Leo Motors designs that have been reengineered from existing vehicles, using our digitized design process:

                              [GRAPHIC OMITTED]

OUR ELECTRIC VEHICLE DESIGNS

We have already developed several EV designs, some of which have working prototypes and have completed initial pilot testing. We anticipate that we will have manufacturing models ready as early as October 2009. Others are in the design phase and have no prototypes built to date. We have not begun commercial production of any of our designs to date and, other than our joint ventures for manufacturing the e-Taxi and the Reverse Tricycle Scooter, we currently have not entered into any agreement for the manufacture of these designs.

S-65 Sport Utility Vehicle
--------------------------

                              [GRAPHIC OMITTED]

The S-65 Sport Utility Vehicle was developed using the body of Toyota's Rav 4 as a regular speed E-SUV. We have finished the engineering design for making the prototype of S65. The prototype was scheduled to be completed by mid- April 2009. The S65 will be available only on an order basis. When taking the order, we must receive 50% of the total order amount because we also need to pay 50% of the costs for purchasing the parts, components, and labor. Our parts costs not including the engine are approximately $10,000.

                    ----------  ----------------  -----------------
                    Dimensions  Overall Length    3850 mm/12.6 ft
                                Overall Width     1785 mm/5.85 ft
                                Overall Height    1665 mm/5.46 ft
                                Wheelbase         2280 mm/7.48 ft
                                Tread             1480 mm/4.85 ft
                                Road Clearance    250 mm/.82 in

                                Vehicle Weight    1200 kg/2645.5
                                Riding Capacity   2 seater/4 seater
                    ----------  ----------------  -----------------
                    Speed       Max. Speed        184 kmh/68 mph
                                Economic Speed    60 kmh/37.2 mph
                    ----------  ----------------  -----------------
                                Gradability       16
                    ----------  ----------------  -----------------
                    Suspension  Front             shock absorber
                                Rear              shock absorber
                    ----------  ----------------  -----------------
                    Brakes      Front             disk
                                Rear              disk
                    ----------  ----------------  -----------------
                    Tire        Front             235/60 R13
                                Rear              235/60 R13
                    ----------  ----------------  -----------------
                                Transmission      Semi auto
                    ----------  ----------------  -----------------
                    Power       Motor Type        AC
                                Rated Power       30kw/40hp
                                Max. Power        70kw/100hp
                                Battery Type      Lithium Polymer
                                Battery Capacity  172V/200A
                                Charger           110V/100Ah
                                Controller        AC
                    ----------  ----------------  -----------------

Leo  SGK  Passenger  and  Utility  Vehicles
-------------------------------------------

                              [GRAPHIC OMITTED]

The SGK is a compact two seat vehicle originally designed by LEOM for short range transportation or utility work. The SGK can be customized into several types, and we plan to initially develop the SGK into a regular speed E-passenger vehicle and both a regular speed and low speed E-utility vehicle. Once the proper EV infrastructure is in place, we intend to make the passenger SGK available for mass distribution through such channels as electric shops and outlets and department stores.

The utility SGK will be developed as a delivery vehicle, farming utility truck, and service fleet vehicle. We will be able to produce a regular speed SGK using a LIPO battery, and a low speed SGK with a deep cycle battery.

SGK will be marketed on an order basis like the S65. We hope to have each of our SGK models ready for manufacturing by October, 2009, when favorable new EV laws in Korea are expected.

                    ----------  ----------------  ---------------
                    Dimensions  Overall Length    3300mm/10.82ft
                                Overall Width     1540mm/5.05ft
                                Overall Height    1700mm/5.57ft
                                Wheelbase         2350mm/7.70ft
                                Tread             1347mm/4.41ft
                                Road Clearance    200mm/7.87in
                                Vehicle Weight    700kg/1543lb
                                Riding Capacity   4 seater
                    ----------  ----------------  ---------------
                    Speed       Max. Speed        130 kmh/80mph
                                Economic Speed    60kmh/37.2mph
                    ----------  ----------------  ---------------
                                Drive Distance    400km/248mi
                    ----------  ----------------  ---------------
                    Suspension  Front             shock

                                Rear              shock
                    ----------  ----------------  ---------------
                    Brakes      Front             disk
                                Rear              disk
                    ----------  ----------------  ---------------
                    Tire        Front             195/60 R14
                                Rear              195/60 R14
                    ----------  ----------------  ---------------
                                Transmission      auto
                    ----------  ----------------  ---------------
                    Power       Motor Type        PMDC
                                Rated Power       25kw/32.5hp
                                Max. Power        50kw/65hp
                                Battery Type      Lithium Polymer
                                Battery Capacity  72V/150A
                                Charger           72V/50Ah
                                Controller        PMDC
                    ----------  ----------------  ---------------

V1  Tourism  Vehicle
--------------------

The V1 is Resort/Tourism vehicle originally designed by LEOM. Based on the concept behind existing resort and tourism vehicles, the V1 was designed for transporting passengers around resorts and other tourist destinations. We have agreed to a Memorandum of Understanding ("MOU") with Bolwell Co., Ltd., one of the largest resort marketers in Australia to distribute the V1 or other EVs in Australia. The Australian resort vehicle market is approximately 20,000 vehicles per year.

Rollout of the V1 will begin once we receive government approval and develop the production capabilities. We have produced 3 V1 prototypes in January, 2009 for pilot testing, and have yet to determine our targeted roll out date or approximate cost of production.

                              [GRAPHIC OMITTED]

                    ----------  ----------------  --------------
                    Dimensions  Overall Length    4325mm/14ft
                                Overall Width     1550mm/5ft
                                Overall Height    2030mm/66.66ft
                                Wheelbase         3165mm/10.38ft
                                Tread             1480mm/4.85ft
                                Road Clearance    250mm/9in
                                Vehicle Weight    1300kg/1.43ton
                                Riding Capacity   11 seater
                    ----------  ----------------  --------------
                    Speed       Max. Speed        55kmh/34mph
                                Economic Speed    30kmh/18mph
                    ----------  ----------------  --------------
                                Gradiblility      10
                    ----------  ----------------  --------------
                    Suspension  Front             shock
                                Rear              shock
                    ----------  ----------------  --------------
                    Brakes      Front             disk
                                Rear              disk
                    ----------  ----------------  --------------

                    ----------  ----------------  --------------
                    Tire        Front             165/65 R13
                                Rear              165/65 R13
                    ----------  ----------------  --------------
                                Transmission      auto
                    ----------  ----------------  --------------
                    Power       Motor Type        DC
                                Rated Power       9kw/12hp
                                Max. Power        15kw/20hp
                                Battery Type      deep cycle
                                Battery Capacity  72V/250A
                                Charger           72V/50Ah
                                Controller        SEPX
                    ----------  ----------------  --------------

Delivery  Motor  Cycle
----------------------

We have reported that we have developed two models of electric scooters, the S 3 and S 5. Both models are conversions of scooters manufactured by Jonway in China. After the pilot test of these models, we found that in-wheel motors of these scooters should not be used, and we gave up to start producing these scooters. In-wheel motors are motors spinning inside of the wheels so that the power is directly transmitted from motor to wheels, reducing the energy loss. But we found that magnets attached inside of these motors are easily breakable when the wheels run over speed bumps with speed.

In order to overcome that problem, we developed a motorcycle which uses a central motor and chain or belt. Our first model, named Hilless, was developed to sell to fleet customers in the delivery business such as the post office, TV/Internet home shopping, Pizza, and courier services. We have completed the prototype and are testing the Hilless. The Hilless has a top speed of 80 kph with range of 90 Km (track test) per single charge. It ran hills more than 30 degree for 2 Km. Hilless uses a lithium Polymer power pack including the Ultra BMS which balances the voltage differences among battery cells within 0.05~0.01 volt. We plan to produce the Hilless with orders and 50% down payment starting in June of 2009. We will not sell this to general consumers, and will not carry any inventory except 5 demo bikes.

Fast Attack Vehicle  (FAV)
--------------------------

Requested from Hyundai Rotem, one of the largest companies in the Korean Defense Industry, we have developed a multipurpose strategic vehicle, or tank, for the Korean military. An original design named the Fast Attack Vehicle ("FAV"), the vehicle can be manned or unmanned and has remote deployable robotic capabilities. Its 6x6 in-wheel motor system control with steering column and skid drive control provides it the ability to traverse various harsh terrain and the ability to turn around 360 degrees in one spot.

It is well equipped with an advanced GPS and laser scan technology for intelligent 3D geometrical navigation. Additional features include specialized control technology to accomplish fast target tracking with silence and speed.

We have developed the design and a working prototype for the FAV. However, the prototype was delivered to Hyundai Rotem as the deliverable of the project, and so we do not have a working prototype on hand. We have not developed our expected sale price or business model with respect to the FAV, and have not entered into any definitive agreement to manufacture or sell the FAV.

               [GRAPHIC OMITTED HERE BUT INCLUDED IN PDF VERSION]

               Max Speed                50kmh/31mph
               -----------------------  --------------------------
               Dimension                3.1m*2.1m*1.6m(L*W*H)
               -----------------------  --------------------------
                                        6*6 In wheel
               Type                     (Drive by wire)
               -----------------------  --------------------------
               Seater                   1 seater (manual-option)
               -----------------------  --------------------------
               Max. Weight              2.5 Tons
               -----------------------  --------------------------
               Suspension               double wishbone
               -----------------------  --------------------------
               Motor                    In wheel motor
               -----------------------  --------------------------
               Steering type            skid steering
               -----------------------  --------------------------
               Wheel/Tire               Skid
               -----------------------  --------------------------
               Battery                  Lithium Polymer (172V200A)
               -----------------------  --------------------------
               Waterproof/Radiant heat  IP64
               -----------------------  --------------------------

E-Princessa  Taxi
-----------------

                              [GRAPHIC OMITTED]

We have reached an agreement with the city government of Puerto Princessa, Philippines to supply 2,500 Taxis in Puerto Princessa in order to solve its growing pollution and gas price problems with its existing tricycle taxis. Named the E-Princessa, the taxi is a Low Speed Vehicle-"LSV", a vehicle with a maximum speed of less than 60 kph-and is an original design by LEOM. Our agreement with Puerto Princessa represents not only the sale of LSV taxis, but the opportunity to pilot test multiple thousand LSV taxis. This will save us the expense of pilot testing the vehicle ourselves.

Pursuant to the 50/50 joint venture agreement, the Company will provide parts and will operate the joint venture. The city will manage the financial aspects of the joint venture. Our business model under the Agreement is to provide tricycle drivers to spend no more on monthly payments for the eTaxi than they currently spend on fuel for their current vehicles: the total purchase price of about $4,000 would be reduced to about $2,500 by government subsidy and trade-in value, which then would cost approximately $80 per month on typical financing terms. Added to an estimated $100 per month charge for renting and swapping the eTaxi's battery, and drivers pay no more than the $180 per month that they are currently paying for gasoline/petrol.

The city government has already secured Php 200 million in order to subsidize approximately US$2,000 per eTaxi. The agreement calls for a minimum of 2,500 units which would provide the Company with approximately $20 million in revenues. We are in the process of developing the E-Princessa and expected to have three prototype models delivered by March, 2009, but this schedule will be delayed because the joint venture company has not received the required $600,000 payment for the prototypes. The city and Leo Motors are supposed to have $300,000 each as paid-in capital. The city will pay the capital for the joint venture from the subsidy, and we are going to raise funds to pay the capital. Our goal is to begin manufacturing starting in September, 2009.

                    ----------  ---------------  -------------
                    Dimensions  Overall Length   3300mm/10ft
                                Overall Width    1540mm/5ft
                                Overall Height   1700mm/5ft
                                Wheel Base       2350mm/7ft
                                Tread            1347mm/53in
                                Road Clearance   200mm/8in
                                Vehicle Weight   400kg/881lb
                                Riding Capacity  4 seater
                    ----------  ---------------  -------------
                    Speed       Max. Speed       50kmh/31mph
                                Economic Speed   30kmh/18mph
                    ----------  ---------------  -------------
                    Suspension  Front            Shock
                                Rear             Shock
                    ----------  ---------------  -------------
                    Brake       Front            Disk
                                Rear             Disk
                    ----------  ---------------  -------------
                    Tire        Front            2.75 - 17 41P
                                Rear             2.75 - 17 41P
                    ----------  ---------------  -------------
                                Transmission     Auto
                    ----------  ---------------  -------------
                    Power       Motor Type       ML-BLDC
                                Rated Power      5kw/6hp
                                Max. Power       10kw/13.1hp
                                Battery Type     48v/53a
                                Charger          48v/20ah
                                Controller Type  ML-BLDC
                    ----------  ---------------  -------------

Reverse  Tricycle  Scooter
--------------------------

                              [GRAPHIC OMITTED]

We have signed an MOU to form a joint venture with Global Electric Motor Cars Asia Co., Ltd. in Thailand ("GEM Thailand") to develop a reverse tricycle scooter. The joint venture will create Leo Motorcars Co. Ltd. (Thailand) ("LMT") which will develop and operate the venture. We are in the process of developing the design and building prototypes for eventual manufacture in a plant located in Thailand, with production targeted to begin in October 2009.

Development Schedule of Our Products
------------------------------------

The following is an overview of the stage and targeted manufacture date of our EVs and components:

PRODUCT                         STAGE                    TARGET
-------                         -----                    ------
Multi Copper Plate Motor        Engineering Design       March 2010
Multi Motor System              Pilot Test               June 2009
Multi Channel BMS               Manufacturing            April 2009
Refuelable ZAFC Power Pack      Engineering Design       August 2010
S 65                            Working Prototype        September 2009
SGK                             Working Prototype        February 2010
V1                              Working Prototype        September 2009
Delivery Motor Cycle            Pilot Test               June 2009
E-Princessa Texi                Engineering Design       September 2009
Reverse Tricycle Scooter        Engineering Design       March 2010

"Target" means the expected month when mass production can be started. We are in the process of seeking financing for the cost of completing the working prototype and beginning mass production. If the financing is delayed or is not made, the target month will be accordingly delayed, or the project may be cancelled.

MARKET FOR ELECTRIC VEHICLES

The market for Electric Vehicles represents a narrow but rapidly growing sector in the overall vehicle market. Currently the most productive market for EVs is fleet operators, that is, any organization that operates many vehicles from a central location, primarily government agencies and large companies. These organizations include delivery operations, taxis, police and other government offices, the military, resorts, municipal bus lines, and rental car agencies.

The consumer market for EVs is still relatively small due to high prices and lack of EV infrastructure, however it is growing and is expected to continue to grow as the technology and price of EVs improves. As with the most new products that are different from established norms, it is impossible to accurately forecast the market for EVs. The future market for consumer EVs will depend greatly on the availability of EV infrastructure and the actions of governments with respect to EVs.

OPERATIONS

Currently our operations consist of development of our products and technology, and marketing of our current models and design concepts. Although we plan to have several manufacturing facilities throughout Asia and possibly Australia, Europe, and the United States, we currently do not have any manufacturing facilities.

Research and Development
------------------------

We conduct all of our research and development ("R&D") in-house at our workshop and offices in South Korea.

We spent approximately US$419,298 on our R&D activities in 2008, as summarized by the following table:

ITEM      MODEL                          STATUS            AMOUNT(US$)
--------  -----------------------------  ----------------  -----------
Scooter   Electric Scooter / Motorcycle  Continue in 2009      125,789
--------  -----------------------------  ----------------  -----------
          S-65 (Sport Utility Vehicle)   Continue in 2009       83,860
Vehicle   -----------------------------  ----------------  -----------
          SGK / E Princessa              Continue in 2009      209,649
--------  -----------------------------  ----------------  -----------
TOTAL                                                          419,298
--------  -----------------------------------------------  -----------

Key  Suppliers
--------------

We depend on several suppliers of parts and raw materials for our products. These include the following:

Part                    Supplier(s)
----                    -----------
Polymer  Battery        EIG,  KOKAM,  Power  Tech
Motor                   Ace  electric  Co.,  Ltd.,  Advanced  DC  Motor,
                        SEN  Motors,  Presto  Asia,  Hyosung.
Controller              Cutis,  Nuri,  Sen  Motors
Charger                 Alpha  Tronics,  Nuri
BMS                     Nano  GP,  Nuri
Body  Platform          Mytech

Marketing
---------

Our initial marketing strategy is to focus on individual sales to fleets and EV manufacturers. We have already begun marketing our existing products and design concepts to governments and companies throughout the world, and have several deals already in place. In addition, we have developed strategic contacts in Korea, China, Japan, Europe, Australia, and elsewhere, which we believe will help present opportunity for additional sales.

We  plan  to  emphasize  the  following  selling  points:

-     The  current  crisis  in  combustion  fuel  prices
-     Saving  the  globe  from  carbon  dioxide  and  global  warming
- Technological development of EV components in terms of price, size, capacity, and efficiency
-     The  overall  price  of  EV  is  dropping
-     Favorable  social  supports  in  laws,  taxes,  and  subsidies

Distribution
------------

The Company has entered into an agreement with SEA Motors Group, Inc., a Delaware Company ("SEA"), to act as the Company's consultant in the Philippines. SEA will distribute the products assembled in our Joint Venture in Puerto Princessa. Pursuant to the agreement, SEA will receive 2.6% in cash of the contract amount from sales and 1,300,000 shares for the sales of 2,500 e-Taxis in the Philippines. We have not yet developed our plan of distribution other than for the E-Princessa.

Manufacturing
-------------

We intend to outsource manufacturing of our EV models or form joint ventures for the purpose of establishing and operating manufacturing facilities.

We have agreed to form a 50/50 joint venture with the city government of Puerto Princesa to establish and operate the manufacturing the E-Princessa taxi in Puerto Princessa. The setting up of the joint venture company has been delayed by delays in payment of initial capital, but we hope to begin manufacturing of the taxi by September 2009.

We have entered into an MOU with GEM Thailand to establish and operate the manufacturing of the Reverse Tricycle Scooter. However, a definitive agreement has not yet been executed.

We have preliminarily agreed to outsource the manufacturing of our BMS to Nano GP. Once the definitive agreement is signed, manufacturing can begin immediately upon orders being placed.

We do not have any other agreements to either outsource manufacturing of, or form joint ventures for the manufacturing of our EVs with any other party. As the market for our product develops, we may decide to establish our own manufacturing facilities, or enter into further agreements to manufacture EVs in other locations.

COMPETITION  AND  MARKET  SHARE

We are currently in the process of developing our products for manufacturing, and so to date we do not have any share of the EV market. When we do, we will face competition from several sources. Within the EV industry, there are a few market leaders and numerous smaller companies attempting to gain a market share. The companies include:

-     Tesla  Motors
-     Miles  Electric  Vehicles
-     Think
-     Universal  Electric  Vehicle  ("UEV")
-     Phoenix  Motorcars
-     ZENN  Motor  Company
-     Global  Electric  Motorcars  ("GEM")  (a  division  of  Chrysler)
-     Smart  EV  (developed  by  Daimler  Chrysler)
-     Smith  Electric  Vehicles

Among our EV competitors, we consider Tesla, Miles, and Think to be our biggest competitors. Tesla has developed the Roadster, an electric sports car for a price of around $100,000 USD. It has a top speed of 125 mph and can achieve 0 to 60 in around four seconds. Think is developing the City, an urban commuter with a top speed of 62 mph. They plan to release it in Europe this year for a price of $34,000 USD, and a year or two later in the U.S. for a projected price of around $17,000. Miles already makes and sells 2 low speed EVs, manufactured in China, and plans to roll out a highway speed EV in the near future. In addition, ZENN Motors has products very similar to our current models and is publicly traded on the Toronto Stock Exchange.

We also face competition from traditional auto makers in two ways. Not only do EVs compete directly with traditional combustion engine vehicles, but several industry giants have begun development of EVs of their own. For example, GM has unveiled the concept design for its new Chevrolet Volt EV, and announced plans to have it on the market by 2010.

Our component sales will also face competition from EV component suppliers, most notably Power Motor Systems and EV Solution Business.

OTHER  MATTERS

Employees
---------

We currently have 12 employees, all of which are full time. We believe our relationship with our employees is good.

Intellectual  Property
----------------------

Our business model depends on the development and protection of our intellectual property, most notably the technology behind our motors and batteries. We currently have two patents, one for our Multi Motor System ("MMS") and the second for one of our EV designs. Each patent was filed with the Korea Intellectual Property Office and is valid only in Korea. As we have not applied for or received patent protection in the US or any other country, there is a distinct risk that we will not be able to adequately protect our intellectual property rights in these countries.

Granted  Patents:

Motor Patent   Patent No.   Korea 10-0682489
------------   -----------  -------------------------------------------------
               Issue Date   2007.2.7
               -----------  -------------------------------------------------
               Expiration
               Date         2027.2.7
               -----------  -------------------------------------------------
               Name         Multi Motor Device
               -----------  -------------------------------------------------
                            Connect more than 2 electric motors to an axis of
                            crank, normally use one motor, but operate other
               Description  electric motors in time of emergency.
               -----------  -------------------------------------------------

Design Patent  Patent No.   Korea 30-0490413
-------------  -----------  --------------------------------------------------
               Issue Date   2008.5.6
               -----------  --------------------------------------------------
               Expiration
               Date         2023.5.5
               -----------  --------------------------------------------------
               creator      Lee Jung Yong, and 5 other persons
               -----------  --------------------------------------------------
                            Design being suited to Electric vehicles, it is an
                            original work of a Leo Motors design team. Being
                            submitted to the Seoul International Auto Show on
               Description  April, 2006.
               -----------  --------------------------------------------------

Patent  Applications:

Application     Application
Number          Date         Title of the Invention        Inventor
==============  ===========  ============================  =============
Korea 10-2008-               Air Cooled Water Proof
0124285           12/8/2008  Battery Stack Assembly        Jung Yong Lee
--------------  -----------  ----------------------------  -------------
                             Zinc-Air fuel cell stack
Korea 10-2008-               assembly for Zero
0124286           12/8/2008  Emission-PHEV                 Jung Yong Lee
--------------  -----------  ----------------------------  -------------
                             Electric automobile power
                             promotion apparatus (Air
Korea 10-2008-               Turbine Generator, Air Jet,
0124287           12/8/2008  Motor Drive Assistance)       Jung Yong Lee
--------------  -----------  ----------------------------  -------------

We are also in the process of filing for a patent only in Korea for our Multi Copper Plate motor and for three patents for MMS controllers during April 2009. As we develop new technologies and designs, we will need to file additional patents to ensure our intellectual property rights are protected.

Regulation
----------

Need  for  Government  Approval

In South Korea, those who want to fabricate, assemble or import automobiles in accordance with the applicable automobile control laws must apply to Ministry of Land, Transport and Maritime Affairs to register as a manufacturer and receive a manufacturers' registration certificate. We received the manufacturer's certificate in July 2006.

Effect  of  Government  Regulation

We are in the business of fabrication and sale of automobiles and other vehicles, and accordingly we are subject to several laws related to automobile fabrication, sales, import, and operation.

South Korea's laws related to automobile manufacturers regulate registration, safety criteria, type approval, inspection, maintenance, testing, etc. of automobiles. There are also laws regulating noise allowance and vibrations made by vehicles, and environmental laws (as discussed below). Complying with the strict regulation of automobile manufacturing is costly and could significantly affect our ability to become profitable. In addition, failure to comply with these laws could subject our Company to penalties, which could include severe fines or the removal of government approval to do business in the EV industry. Although we fully intend to comply with all applicable rules and regulations, we cannot assure that we will be able to do so.

In addition, the operation of automobiles is subject to several sources of regulation, including traffic laws and civil liability for negligent or other harmful use. Although these laws primarily regulate the end user of our products, it is possible that we as the manufacturer may become subject to derivative liability from these laws. We believe that the risk of these laws affecting us, while possible, is unlikely.

Also, it is important to note that the above laws of South Korea have no content related to electric automobiles, so our electric automobile must be registered as a general automobile, and must comply with the same standards if they will be able to run on the general road. The differences between EVs and conventional vehicles makes it difficult and, in our opinion, unnecessary for EVs to comply to the same standards as conventional vehicles and so will make it difficult to gain approval to run our EVs on public roads.

The government of South Korea is currently reviewing revision of laws related to electric automobiles. Although we expect law changes that will greatly facilitate the incorporation of EVs into the mainstream of South Korean streets, we cannot be certain that these changes will occur. If they do not, it could materially affect our ability to market our EVs to consumers. We intend to eventually to export and sell our EVs to the United States and Europe, where laws for electric automobiles are already in place.

Effect  of  Environmental  Regulation

Our country's automobiles are subject to several environmental regulations, including air preservation, noise and vibration control. Accordingly, we are required to limit the air contaminants, noise and vibrations of our vehicles to certain levels. Failure to do so may impose fines or other penalties on the Company. For example, light oil vehicles generate more air contaminants than gasoline vehicles, and so light oil vehicle users are paying the environment improvement tax.

However, our EVs generate almost no noise or vibration because they have no engine, and emit no air contaminants due to the use of gasoline because they move through the operation of motors using electric batteries. Therefore, it is highly unlikely that we will be adversely affected by air environment preservation laws and noise/vibration control laws.

Moreover, the Korean Ministry of Environment is currently proceeding with a subsidy support project for governmental purchases of low pollution vehicles (electric scooters and hybrid cars), and the subsidy support plan is under review for other electric automobiles in the future. Several other governments have put in place subsidy, finance, and tax incentive programs as well. We believe that the continued support of environmental regulation in South Korea and abroad will significantly benefit our ability to market our products.


ITEM  1A.  RISK  FACTORS

Not required by smaller reporting companies.


ITEM 1B. UNRESOLVED STAFF COMMENTS

We filed a registration statement on Form 10 on December 10, 2008, and an Amendment No. 1 to the Form 10 on March 3, 2009. We have received comments from the SEC on Amendment No. 1 and are in the process of responding to them. Until the Form 10 has cleared comments, we and our shareholders cannot rely on the Form 10 or our subsequent periodic reports to satisfy a requirement of current adequate information for any securities transactions.

We do not currently have any other unresolved staff comments.


ITEM 2. PROPERTIES

We operate out of an office and workshop located at 291-1, Hasangok-dong, Hanam City, Gyeonggi-do, Republic of Korea 465-250.

At this time we do not intend to establish any manufacturing facilities ourselves. Instead we will either outsource manufacturing of our products, or enter into joint ventures with partners who will provide the manufacturing facilities.

We  have  not entered into any agreement to outsource our manufacturing to date.
We have agreed in principal to form two joint ventures for the manufacture of the E-Princessa taxi in Puerto Princessa, and of the Reverse Tricycle Scooter in Thailand. The joint ventures will establish and operate the manufacturing facilities, the details of which we expect to be available by June, 2009.

As the market for our product develops, we may decide to establish our own facilities in various locations, outsource manufacturing of our other products, or enter into additional joint ventures for the manufacturing of our EVs.


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted in United States markets on the Pink Sheets, maintained by Pink Sheets LLC, a privately owned company headquartered in New York City, under the symbol "LEOM." There is no assurance that the common stock will continue to be traded on the Pink Sheets or that any liquidity exists for our shareholders.

MARKET  PRICE

The following table shows the high and low per share price quotations of the Company's common stock as reported by the Pink Sheets for the periods presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The Pink Sheets market is extremely limited and the prices quoted by brokers are not a reliable indication of the value of the common stock. The periods presented represent fiscal quarters, with the fourth quarter of each year ending on December 31.

                                      HIGH     LOW
     Fiscal 2008
          First Quarter               $0.56    $0.10
          Second Quarter              $0.27    $0.05
          Third Quarter               $1.01    $0.07
          Fourth Quarter              $0.40    $0.15

As of December 31, 2008, the Company had 100,000,000 shares of common stock authorized with 31,613,115 shares issued and outstanding, and approximately 5,912,315 freely tradable shares in the public float. These shares were held by approximately 854 shareholders of record and Company estimates by over 1,000 beneficial shareholders.

PENNY STOCK REGULATIONS

Our common stock is quoted in United States markets on the Pink Sheets, maintained by Pink Sheets LLC, a privately owned company headquartered in New York City, under the symbol "LEOM." On March 20, 2009 the last reported sale price of our common stock was $0.25 per share. As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

Section 15(g) and Rule 15g-9 sets forth certain requirements for transactions in penny stocks, in particular that either (1) the transaction meets one of a few specific exemptions, or (2) the broker dealer executing the transaction for a customer (a) obtain informed consent from the customer and (b) make an individualized determination of the customer's suitability for trading in penny stocks based on personal financial information. Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

DIVIDENDS

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future. We currently intend to use all profits to further the growth and development of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2008, the Company made no issuances of securities that have not otherwise been reported. We have reported various issuances made during the period on our Registration Statement on Form 10, as amended most recently on March 3, 2009, which Form 10 is hereby incorporated herein by this reference.

PURCHASES OF EQUITY SECURITIES

None.


ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2008, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

OVERVIEW

Leo Motors, Inc. (the "Company") is currently in the process of finalizing the design and production capability of several models of Electric Vehicle ("EV").
During the past two years, we have developed seven models of EV, two electric scooters, three electric cars, one three-wheeled vehicle, and one neighborhood electric vehicle ("NEV"). We also have several other projects in development stages.

The specific goals of the Company over the next twelve months include:

-     Manufacture and sale of our E-Princessa taxi by the middle of 2009
-     Production of S 3 and S 5 electric scooters by May, 2009, and sale by
      June, 2009
-     Production and sale of V1 Resort Bus by April, 2009
-     Production and sale of S 65 SUV and SKG electric car by second half of
      2009
-     Production and sale of Reverse Tricycle Scooter in Thailand by July, 2009
-     Sale of EVs in the United States by the end of 2009

In addition, we have developed and are in the process of developing several key EV components that we believe will be competitive with industry leading technology. During the next twelve months, we intend to continue the development of these components, integrate them into our own EVs, and market them to other EV manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during 2008, the Company had incurred $317,761 in expenses and had realized only $823,479 in revenues. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to raise external capital.

Our monthly operating cost including salaries and general expense is currently approximately $40,000, after changing our operating plan in December 2008 to reduce our intended fixed cost investment. We have already secured our annual operating budget for 2009 with current cash holdings, which at our current burn rate will sustain operations until approximately February 2010. Through 2008 we have relied on approximately $1,500,000 in cash advances from Mr. Jung Yong Lee, Director & CTO. We are not currently relying on the officer for additional cash advances, and he is not under any obligation to advance any further cash. If we are unable to do so, our ability to sustain operations through 2010 and beyond will depend on our ability to obtain alternate forms of financing.

We will require a minimum of $4,100,00 to implement our business plan, but are currently seeking up to $10,000,000 in additional financing, and we may be required to seek additional funding. Our efforts in this regard include attending road shows in December 2008 in New York and San Francisco, and beginning preliminary discussions with investment banks. We have received proposals from four such banks for financial and business development services. Once we have entered into an agreement with one institution, we will move forward on our financing efforts with their advice and assistance.

To date we have raised approximately $617,000 inequity financing, $200,000 in November 2008 and $417,000 in January 2009.

We have not raised any financing on the issuance of debt other than in the form of cash advances from one of our officers. We believe that it will be very difficult to obtain any other form of debt financing due to our current lack of revenues from operations and the current state of our balance sheet, including a lack of hard assets against which to borrow. Accordingly, we are focusing on obtaining equity financing.

As we have not generated significant revenues and have not raised a significant amount of equity financing to date, there is substantial doubt as to our ability to continue in the short term and long term as a going concern. Our plan in the short term is to continue our operations at their current level, which our current cash holdings amounted $383,485 at the end of February will cover through fiscal 2009. Our long term survival will depend on the growth of our operations towards full scale manufacturing and sales of our EVs, which in turn will depend on our ability to raise sufficient financing. If our fund raising efforts should fail or fall short of our goal, we will have to restructure our business plan in order to sustain our operations. However, in that event we may be unable to implement our business plan or continue operations.

RESULTS OF OPERATIONS - 2008 VS. 2007

Revenues

Sales for the year ended December 31, 2008, were $82,435 compared to $172,316 for the year ended December 31, 2007. Costs of sales were $35,511 and gross profit was $46,924 compared to $121,846 in costs of sales and $50,470 in gross profit for 2007. These sales are not generated from regular business operations as most of our sales are of product samples or development services. The company has almost completed the development of products for mass production which will be launched in the market beginning this year. During the year we also received a $390,000 prepayment for the resort EV pursuant to our agreement with CUSCO, but the amount has been carried forward to 2009 and it was recorded as revenues at March 2009.

The following is a detailed description of the products sold in 2008:

     Date   Product              Unit  Price
     -----  -------------------  ----  -------
     1/24          4 wheel Cart     1  $ 1,764
     2/25   Charger                 1  $   231
     7/1    Scooter                 1  $ 1,294
     7/9    Motor bike              1  $ 6,774
     10/30  Jammer Battery          1  $ 2,865
     11/26  EV advanced payment     1  $60,988
     11/27  Polymer Battery         1  $ 8,519

Expenses

During the year, we incurred $317,761 in expenses, compared to $1,061,916 in 2007. The primary decrease was due to downsizing the business operation during 2008. The company cut down the number of employees from 14 in 2007 to 5 in 2008. The Office also moved to the new building in Gyeonggi province with lower rental cost and operation cost.

Expenses for 2008 and 2007 consisted of the following:

     Expenses:                         2008      2007
     Salaries and Benefits         $169,149  $ 76,559
     Service Fees                    23,132    64,708
     General and Administrative     125,480   920,649

Salaries and Benefits - consist of total cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

Service Fees - consist of consist of accounting, legal, and professional fees.

General and Administrative - consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses.

OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description                                                                 Page
-----------                                                                 ----

Report of Independent Registered Public Accounting Firm.....................F-27

Consolidated Balance Sheets.................................................F-28

Consolidated Statements of Operations.......................................F-29

Consolidated Statements of Changes in Shareholders' Interest................F-30

Consolidated Statements of Cash Flows.......................................F-31

Notes to Consolidated Financial Statements..................................F-32

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Leo Motors, Inc.,

We have audited the accompanying balance sheet of Leo Motors, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its' operations and its' stockholders equity and cash flows for the years then in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred lossesThis item among others, raises substantial doubt about its ability to continue as a going concernThese financial statements do not include any adjustments that might result from the outcome of this uncertainty


\s\ Gruber & Company LLC
------------------------
Gruber & Company LLC

Dated March 20, 2009
Lake St. Louis, MO 63367

                                LEO MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2008 and 2007

                                              DECEMBER 31,    DECEMBER 31,
                                                  2008            2007
                                             --------------  --------------
ASSETS
  Current Assets:
  Cash in Bank                               $      32,181   $      38,061
  Accounts Receivable-net of
    allowance of $11,735 and 0                      13,854          14,541
  Inventory                                         35,575          19,315
  Prepaid Costs                                    130,568         162,335
                                             --------------  --------------
  Total Current Assets                             212,178         234,252

  Fixed Assets-Net                                   5,940          24,541
                                             --------------  --------------

  Deposits                                          63,104         111,327
                                             --------------  --------------

TOTAL ASSETS                                 $     281,222   $     370,120
                                             ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

  Accounts Payable and
    Accrued Expenses                                16,850          14,945
  Taxes Payable                                      2,080          34,788
  Payments Received in Advance                     396,197         534,300
  Related Party Payable                            804,794         991,591
                                             --------------  --------------

  Total Current Liabilities                      1,219,921       1,575,624
                                             --------------  --------------
  Total Liabilities                              1,219,921       1,575,624

  STOCKHOLDERS' EQUITY
  Comprehensive Gain ( Loss)-
    Translation (loss) gain                        237,386         (52,446)
  Common Stock, Authorized
    200,000,000 Shares, $0.001
    par value, 31,613,115 and
    30,312,315, shares issued and
    outstanding respectively.                       31,613          30,312
  Additional Paid in Capital                       323,351         181,570
  Retained Deficit                              (1,531,049)     (1,364,940)
                                             --------------  --------------
  Stockholders' Deficit                           (938,699)     (1,205,504)
                                             --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $     281,222   $     370,120
                                             ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     Years ended December 31, 2008 and 2007

                                 YEAR ENDED      YEAR ENDED
                                DECEMBER 31,    DECEMBER 31,
                                    2008            2007

SALES                          $      82,435   $     172,316

COST OF SALES                        (35,511)       (121,846)
                               --------------  --------------

GROSS PROFIT                          46,924          50,470

EXPENDITURES:
  Salaries and Benefits              169,149          76,559
  Service Fees                        23,132          64,708
  General and Administrative         125,480         920,649
                               --------------  --------------
TOTAL EXPENDITURES                   317,761       1,061,916

NET LOSS FROM OPERATIONS            (270,837)     (1,011,446)

OTHER INCOME (EXPENSE)
  Interest Expense/Currency
  Transaction                           (540)         (1,467)
  Other Income                       105,268           5,769
                               --------------  --------------
NET LOSS                       $    (166,109)  $  (1,007,144)

Weighted Avg. Shares              30,637,515      30,312,315

Loss per share                        (0.005)         (0.033)

   The accompanying notes are an integral part of these financial statements.


                                LEO MOTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2008 and 2007

                                                                         Additional
                                    Comprehensive   Common      Stock    Paid in      Earnings
                                    Income (Loss)   Shares      Amount   Capital         (Deficit)  Total
                                    --------------  ----------  -------  -----------  ------------  ------------
Balance, January 1, 2007                        -   30,312,315  $30,312  $   181,570  $  (357,796)  $  (145,914)
                                                                         -----------                ------------
Net Loss for the year                     (52,446)           -        -            -   (1,007,144)   (1,059,590)
                                    --------------  ----------  -------  -----------  ------------  ------------
Balance December 31, 2007                 (52,446)  30,312,315   30,312      181,570   (1,364,940)   (1,205,504)

Stock issued for debt and services              -    1,300,800    1,301      141,781            -       143,082
Net Loss for the year                     289,832            -        -            -     (166,109)      123,723
                                    --------------  ----------  -------  -----------  ------------  ------------
Balance December 31, 2008                 237,386   31,613,115   31,613      323,351   (1,531,049)     (938,699)
                                    ==============  ==========  =======  ===========  ============  ============

The accompanying notes are an integral part of these financial statements.


                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years ended December 31, 2008 and 2007

                                                    YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2008            2007
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                        $    (166,109)  $  (1,007,144)
  Adjustments to reconcile net loss to net cash
  provided by operating activities: Stock issued        143,082               -
  Depreciation                                           18,601          35,000
  Comprehensive loss                                    289,832         (45,457)
  (Increase) in Inventory                               (16,260)        (19,315)
  (Increase) Decrease in Accounts Receivable                687            (139)
  (Increase) Decrease in Deposits/Prepaid                79,990         224,763
  Increase (Decrease) in Accounts Payable
    and Accrued Expenses/Payments in Advance           (136,198)       (127,348)
  Increase in Taxes and Advances                        (32,708)         27,148
                                                  --------------  --------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES             180,917        (912,492)

CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed Assets                                                -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                              -
  Proceeds from related party                                 -         936,596
  Debt reduction related party                         (186,797)              -
                                                  --------------  --------------

NET CASH FLOWS FROM FINANCING ACTIVITIES               (186,797)        936,596

NET INCREASE (DECREASE) IN CASH                          (5,880)         24,104

CASH AT THE BEGINNING OF THE PERIOD                      38,061          13,957
                                                  --------------  --------------

CASH AT THE END OF THE PERIOD                     $      32,181   $      38,061
                                                  ==============  ==============

Income taxes paid                                             -               -
                                                  ==============  ==============

Interest expense paid                                         -               -

   The accompanying notes are an integral part of these financial statements.

                                LEO MOTORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Leo Motors, Inc, Inc(the "Company") was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shini Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred material losses and has a negative equity. These conditions raise substantial doubt as to the Company's ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable inventory and prepaid expenses, accounts payable and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

Revenues are recognized upon sale and shipment of the product.

Accounts receivables of the Company are reviewed to determine if their carrying value has become impaired.

The Company considers the assets to be impaired if the balances are greater than six months old. Management regularly reviews accounts receivable and will establish an allowance for potentially uncollectible amounts when appropriate. When accounts are written off, they will be charged against the allowance. Receivables are not collateralized and do not bear interest. The Company has established a reserve on receivables of $11,735 in 2008.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in well-known banks selected based upon management's assessment of the bank's financial stability. Balances may periodically exceed the $250,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company will periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

The functional currency of the Company is the Korean WonAssets and liabilities are translated to U.S. Dollars at the period-end exchange rates ($.000792393) and ($.00107527) respectively and revenues and expenses are translated at weighted average exchange rates for the period, which was (.000924059) and (00119269) respectively. Resulting translation adjustments are recorded as a component of stockholders' equity in other comprehensive income (loss).

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

For the year ended December 31, 2008 the Company issued 1,300,800 shares, 1,000,000 for a reduction of debt and 300,000 for services both valued at market at .11 per share. The shares for services were recognized as an expense in general and administrative at $33,000.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated

Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 which has had no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders' equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS No. 157 and it has had no impact on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company has adopted this and there is no impact of the application of the Interpretation to its financial statements.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company recognizes a receivable on sales of parts and electrical motor equipment. The Company has established a reserve for allowance for doubtful accounts in 2008 equal to $11,735.

NOTE 5 - INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry.

NOTE 6 - FIXED ASSETS

The Company's assets consist of the following:

Furniture Fixtures and Equipment     $41,007     $41,007
Less Accumulated Depreciation        (35,067)    (16,466)

Net                                  $ 5,940     $24,541

The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $18,601 in 2008.

NOTE 7 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest.
The Company reduced this obligation by the issuance of 1,000,800 valued at $110,088 during 2008.

NOTE 8 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures
        ------------------------------------------------

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

(b)     Management's Report on Internal Control over Financial Reporting
        ----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2008 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K. Our registered public accounting firm will not be required to opine on internal controls until fiscal 2010.

(c)     Change  in  Internal  Controls
        ------------------------------

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR AND EXECUTIVE OFFICER SUMMARY

The following table sets forth the names, ages, and principal offices and positions of our current directors, executive officers, and persons we consider to be significant employees. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected, qualified and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     NAME OF DIRECTOR OR OFFICER  AGE  POSITION
     Shi Chul ("Robert") Kang     47   Chief Executive Officer, President
                                       and Interim Chief Financial Officer

     Jung Yong ("John") Lee       43   Chief Technical Officer and Director

     Chul Ho Kim                  53   Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

Shi Chul (Robert) Kang, Chief Executive Officer, President and Interim Chief
----------------------------------------------------------------------------
Financial Officer
-----------------

Dr. Kang is a marketing Ph.D. and has worked in international advertising and corporate marketing for more than 25 years. He began his carrier at Oricom, the largest ad agency in Korea and a McCann Ericson affiliate. Dr. Kang managed Leo Burnett Korea and BBDO Dong Bang, advertising companies, introducing these companies to Korea. He founded one of the leading advertising companies in Korea, Ad Express and On & Off, and managed the firms for 11 years. One & Off merged into WPP Group as he became president of META B, a management consulting firm. Recently, he served as president of Pico North Asian, a multinational global event marketing company in Hong Kong for two years. Dr. Kang joined the Company as its chairman, CEO and interim CFO on November 1, 2008, and will focus on business development, global marketing, and financing of Leo Motors.

He  got  his  BS  (Literature)  at Korea Univ. MA (Advertising) in University of
Oregon,  and  Ph.D.  (Marketing)  at  Dongguk  Univ.  in  Korea.

Jung Yong (John) Lee,Chief Technical Officer and Director
---------------------------------------------------------

Mr. Lee joined the Company's operating subsidiary as its CEO and President in June 2006, and joined the Company upon its acquisition on September 3, 2007. In November 2008 he resigned as CEO and President but remained with the Company as CTO and Director. Prior to joining the Company, Mr. Lee has held several positions in EV design and projects. He lead the Research and Development Department for Geo EV beginning in 2002, and for Pyeonghwa Motors, a Korean car manufacturer and dealer, beginning in February 2004. His experience includes heading projects that have incorporated the Polymer Battery, Dual Motor System, and alternative energy vehicle design. He has also worked on the Ford SUV Concept Project for 1997's Melbourne Motor show, the City Car Project, and the Limousine Project.

Mr. Lee received his Masters of Industrial Design (Vehicle Styling) from RMIT University in Melbourne, Australia, and his PhD in Industrial Design from the University of New South Wales in Sydney, Australia. He has taught Engineering Industrial Design at Dankook University in Seoul, South Korea.

Chul-Ho Kim, Director
---------------------

Mr. Kim holds several positions of responsibility in the automotive engineering field. He is a professor in the Department of Automotive Engineering at Seoul National University of Technology in South Korea, involved with ongoing research in Electric Vehicles and EV Solutions. He is also currently the Vice President for the Korea Association of Automotive Technicians and heads the Center for Automotive Engineering Research. With more than 20 years as a professional engineer, he has won the Korean Excellent Technology (KT) Award and the Jang Young Sil Invention Award from the Korean Ministry of Science and Technology
(both in 1989) and continues to contribute to the changing automotive world. Mr. Kim has been with the Company's operating subsidiary since its inception, and joined the Company upon its acquisition on September 3, 2007.

LEGAL AND DISCIPLINARY HISTORY

No  officer,  director or control person of the Company has been the subject of:

1. A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. The entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person's involvement in any type of business, securities, commodities, or banking activities;

3. A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

4. The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such person's involvement in any type of business or securities activities.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. SEC regulations require reporting persons to furnish us with copies of all
Section  16(a)  forms  they  file.

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2008 and our own records, we believe that Mr. Kang, Mr. Lee, Chul Ho Kim, and Gun Il Kim each failed to file timely a Form 3 to report initial beneficial ownership.

CORPORATE  GOVERNANCE.

We have not adopted a code of ethics do date. We are in the process of evaluating the standards of conduct necessary for the deterrence of malfeasance and the promotion of ethical conduct and accountability, and will determine whether a code of ethics is necessary based on our evaluation.

The Company does not have a standing Nominating Committee. There have been no changes to the procedures whereby security holders may recommend nominees to the registrant's board of directors.

The Company is not a "listed issuer" as defined by Rule 10A-3, and does not have a standing Audit Committee. We do not have a financial expert serving on our board of directors.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives  and  Philosophy  of our  Executive  Compensation  Program
---------------------------------------------------------------------

We do not have a standing compensation committee. Our board of directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation. The primary objectives of our executive compensation programs are to:

-    attract,  retain  and  motivate  skilled  and  knowledgeable  individuals;
- ensure that compensation is aligned with our corporate strategies and business objectives;
- promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and
-    align executives'  incentives  with  the  creation  of  stockholder  value.

To achieve these objectives, our board of directors evaluates our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives. In addition, a portion of each executive's overall compensation is tied to key strategic, financial and operational goals set by our board of directors. We also generally provide a portion of our executive compensation in the form of options that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Named  Executive  Officers
--------------------------

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive officers during the last full fiscal period reported herein, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the "named executive officers."

     Name                      Corporate Office
     ----------------------    ------------------------------
     Shi Chul (Robert) Kang    President, CEO and Interim CFO
     Jung Yong Lee             Former CEO
     Han Young Kim             Former CEO

Components  of  our  Executive  Compensation  Program
-----------------------------------------------------

At this time, the primary elements of our executive compensation program are base salaries and option grant incentive awards, although the board of directors has the authority to award cash bonuses, benefits and other forms of compensation as it sees fit.

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Similarly, we do not rely extensively on benchmarking against our competitors in making compensation related decisions, although we may consider industry compensation trends as one of many factors in our case-by-case determination of proper compensation.

Base  salaries
--------------

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual's performance and compensation trends in our industry.

------
Equity Awards
-------------

Our stock option award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of warrants. We believe that equity grants in the form of warrants provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders.

Cash  bonuses
-------------

Our board of directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses.

Benefits and other compensation
-------------------------------

Our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the date of this Registration
Statement,  we  have  not  implemented  any  such  employee  benefit  plans.

CURRENT LEVELS OF EXECUTIVE COMPENSATION

Summary  Annual  Salary
-----------------------

As discussed above, we have agreed to pay the Named Executive Officers an annual salary. Base salary may be increased from time to time with the approval of the board of directors. The following table summarizes the agreed annual salary of each of the named executive officers.

     Name           Annual Salary
     -----------    --------------
     Robert Kang    $      300,000

Agreed Compensation
-------------------

Robert Kang, President, Chief Executive Officer and Interim Chief Financial Officer - Mr. Kang will earn an annual Salary of $ 300,000 as compensation for his services as president and CEO.

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL YEAR 2008

The Company currently does not participate in any equity award plan. During fiscal 2008, we did not grant any equity awards under any equity award plan.

OPTION EXERCISES FOR FISCAL 2008

During  fiscal  2008,  none  of  the named executive officers exercised options.

NONQUALIFIED DEFERRED COMPENSATION

We currently offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees, including the named executive officers.

COMPENSATION OF DIRECTORS

We intend to use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. We have not provided any other compensation to any member of our Board of Directors for the fiscal year ended December 31, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not currently have a standing Compensation Committee. Our entire board of directors participated in deliberations concerning executive officer compensation.

COMPENSATION COMMITTEE REPORT

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has recommended that this Compensation Discussion and Analysis be included in this Registration Statement on Form 10.


SUMMARY COMPENSATION TABLE

The  following  table  sets  forth  the  total  compensation  paid  to, or accrued by, the Company's highest paid executive  officers  during  the fiscal years ended December 31, 2007 and December 31, 2006.  No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the  chart  below  and  its  accompanying  notes,  were paid to these executive officers during that fiscal year.



NAMED                 ANNUAL         ANNUAL         OTHER         COMPENSATION   LONG TERM
EXECUTIVE             COMPENSATION   COMPENSATION   ANNUAL        RESTRICTED     COMPENSATION  LTIP
OFFICER         YEAR  SALARY ($)     BONUS ($)      COMPENSATION  STOCK (#)      OPTIONS       PAYOUTS  ALL OTHER
--------------  ----  -------------  -------------  ------------  -------------  ------------  -------  ---------
Robert Kang     2008        25,0002              0             0              0             0        0          0
Jung Yong Lee1  2007        86,0933              0             0              0             0        0          0
                2008        48,5514              0             0              0             0        0          0

(1) Jung Yong Lee was the Company's President and CEO from September 19, 2007 to November 18, 2008.
(2) Robert Kang became the Company's President and CEO on November 18, 2008.  Salary amount represents one month's prorated portion of agreed $300,000 per year salary.
(3) Number represents average 2007 exchange rate between US$ and Korean Won.  Mr. Lee was paid 80 million Korean
Won for his services in 2007.
(4) Number represents average 2008 exchange rate between US$ and Korean Won.  Mr. Lee was paid 52 million Korean
Won for his services in 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2008.

               OPTION AWARDS
               NUMBER OF              NUMBER OF              EQUITY INCENTIVE PLAN AWARDS:  OPTION
               SECURITIES UNDERLYING  SECURITIES UNDERLYING  NUMBER OF SECURITIES           EXERCISE   OPTION
               UNEXERCISED OPTIONS    UNEXERCISED OPTIONS    UNDERLYING UNEXERCISED         PRICE      EXPIRATION
NAME           (#) EXERCISABLE        (#) UNEXERCISABLE      UNEARNED OPTIONS               ($)        DATE
-------------  ---------------------  ---------------------  -----------------------------  ---------  ----------
Robert Kang                        0                      0                              -          -           -
Jung Yong Lee                      0                      0                              -          -           -


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 23, 2009. The table shows the amount of shares owned by:

     (1) each person known to us who owns beneficially more than five percent of the outstanding shares of any class of the Company's stock, based on the number of shares outstanding as of March 23, 2009;

     (2)  each  of  the  Company's  Directors  and  Executive  Officers;  and

     (3)  all  of  its  Directors  and  Executive  Officers  as  a  group.

                        AMOUNT OF SHARES  PERCENT OF SHARES
IDENTITY OF             BENEFICIALLY      BENEFICIALLY
PERSON OR GROUP         OWNED             OWNED(1,2)          CLASS
----------------------  ----------------  ------------------  ------
Robert Kang                      700,000               1.95%  Common
CEO, President
and Interim CFO

Jung Yong Lee                  3,000,000               8.35%  Common
CTO and Director

Chul Ho Kim                      200,000               0.56%
Director

Gun Il Kim                     8,100,000              22.53%  Common
611 Lotte Village
1642-25 Seocho-Dong
Seocho-Gu, Seoul Korea

Jong In Kwon                   2,200,000               6.12%  Common
103-604 World Meridian
Apt 297
Yeomchang Dong
Kangseo Gu Seoul Korea

Jin Wook Choi                  2,200,000               6.12%  Common
5-208 Hyundai Apt 840
Shindang Dong
Joong-Gu Seoul Korea

Kyeong Ae Kim                  1,650,000               4.59%  Common
130-1101 Sk Bookhansan
City Apt 1353
Mee-A Dong
Kangbuk Gu Seoul Korea

All Directors and              3,900,000               10.8%  Common
Officers as a Group

(1) The percentage of shares owned is based on 35,946,449 shares being outstanding as of March 23, 2009. If the beneficially owned shares of any individual or group in the above table include any options, warrants, or other rights to purchase shares in the Company's stock, such right to purchase shares (if any) is disclosed by footnote below and the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(2) BENEFICIAL OWNERSHIP OF SECURITIES: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.


ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SEA MOTORS, INC.

The Company has entered into a Letter of Intention with Sea Motors, Inc. ("SEA"), whereby SEA would receive 10% of the contract amount from our sales in the Philippines, half in common stock and half in cash proceeds. Subsequent to entering the agreement, Shi Chul Kang, an executive officer of Sea Motors, Inc., joined the Company as its President and CEO. In January 2009 we entered into a definitive consulting agreement with SEA whereby we agreed to pay 1,300,000 shares of common stock and 2.6% of the cash proceeds from the sales of 2,500 E-Taxis in Puerto Princesa. Dr. Kang resigned his position with SEA prior to execution of the definitive agreement but after performing certain consulting services in anticipation thereof, and thus the Company agreed to pay a consulting fee of 700,000 shares of common stock and 2.4% cash of the amount from the sales of 2,500 E-Taxis in Puerto Princesa directly to Dr. Kang.

As of the date hereof, the Company has not entered into any other agreements with related parties, and there are no other conflicts of interests of any of the Company's officers, directors or affiliates known to the Company.

DIRECTOR  INDEPENDENCE

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. As all of the Company's directors are employees of the Company, the Company does not have any independent directors on its Board by any definition of director independence.


ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The following is a summary of the fees paid to Gruber & Company LLC, the Company's independent public accounting firm, during the fiscal years ended December 31, 2008 and 2007.

                               2008    2007
                          ----------  -----
     Audit fees(2)        $30,000(1)  $   -
     Audit-related fees           -       -
     Tax fees                     -       -
     All other fees               -       -
     TOTAL                $  30,000   $   -

(1) Fees for the audit of our 2007 and 2006 financial statements
(2) So far in 2009 we have paid $15,000 to Gruber & Company for the audit of our 2008 financial statements.

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES OF PRINCIPAL ACCOUNTANTS

The Company does not have a standing audit committee. The Board as a whole has the authority and responsibility to select, evaluate, determine the compensation of, and, where appropriate, replace the independent auditor. After determining that providing the non-audit services is compatible with maintaining the auditor's independence, the board pre-approves all audits and permitted non-audit services to be performed by the independent auditor, except for de minimus amounts. If it is not practical for the board to meet to approve fees for permitted non-audit services, the board has authorized its chairman to approve them and to review such pre-approvals with the Board at its next meeting.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES.

The following consolidated financial statements of Leo Motors, Inc. and Subsidiaries are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

     Report  of  Independent  Registered  Public  Accounting  Firm

     Consolidated  Balance  Sheets  as  of  December  31,  2008  and  2007

     Consolidated  Statements  of  Operations  for  the years ended December 31,
          2008,  and  2007

     Consolidated  Statements  of  Changes  in  Shareholders'  Interest  for the
          years  ended  December  31,  2008  and  2007

     Consolidated  Statements  of  Cash  Flows  for the years ended December 31,
          2008  and  2007

     Notes to  Consolidated  Financial  Statements

EXHIBITS

The following Exhibits are included herein:

31.1 Certification of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Principal Executive and Principal Financial Officer of Leo Motors, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEO MOTORS, INC.
                                   (the registrant)


                                   By \s\ Robert Kang
                                      ---------------
                                   Robert Kang
                                   Chief Executive Officer, President and
                                   Interim Chief Financial Officer


                                   Date: March 30, 2009