Form 10-Q
period 2009-03-31
Leo Motors, Inc.
filed 2009-05-15
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from           to

                        Commission file number 000-15303
                                               ---------

                                LEO MOTORS, INC.
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

Registrant's telephone number, including area code  +82 31 796 8805
                                                    ---------------

                                      n/a
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes [x]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [  ]               Accelerated filer             [ ]
Non-accelerated filer       [  ]               Smaller reporting company     [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of March 31, 2009 was 31,613,115 shares.

                                LEO MOTORS, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                 PAGE NO.
----------  ----------------------------------------------------  --------

Item 1.     Condensed Consolidated Interim Financial
            Statements (Unaudited)

            Condensed Consolidated Balance Sheets at
            March 31, 2009 (unaudited)                                 F-3

            Condensed Consolidated Statements of Operations for
            the three months ended March 31, 2009 (Unaudited)          F-4

            Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 2009 (Unaudited)          F-5

            Notes to Condensed Consolidated Interim Financial
            Statements (unaudited)                                     F-6

Item 2.     Management's Discussion and Analysis                        10

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk.                                                11

Item 4.     Controls and Procedures                                     11


PART II.    OTHER INFORMATION
----------  ----------------------------------------------------

Item 1.     Legal Proceedings                                           12

Item 2.     Unregistered Sales of Equity Securities and
            Use of Proceeds                                             12

Item 3.     Defaults Upon Senior Securities                             13

Item 4.     Submission of Matters to a Vote of Security Holders         13

Item 5.     Other Information                                           13

Item 6.     Exhibits                                                    13

Signatures                                                              14

PART  I.  FINANCIAL  INFORMATION.

ITEM  1.  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                                LEO MOTORS, INC.
                         (a development stage company)
                          CONSOLIDATED BALANCE SHEETS
                                 March 31, 2009

                                         MARCH 31,    DECEMBER 31,
                                           2009           2008
                                       ------------  --------------
ASSETS
  Current Assets:
  Cash in Bank                         $   156,511   $      32,181
  Accounts Receivable-net of
    allowance of $11,735 and 0              46,414          13,854
  Inventory                                  4,772          35,575
  Prepaid Costs                            134,630         130,568
                                       ------------  --------------
  Total Current Assets                     342,327         212,178

  Fixed Assets-Net                           1,190           5,940
  Deposits                                  58,187          63,104
                                       ------------  --------------

TOTAL ASSETS                           $   401,704   $     281,222
                                       ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts Payable and Accrued
    Expenses                                35,527          16,850
  Taxes Payable                             37,203           2,080
  Payments Received in Advance                   -         396,197
  Related Party Payable                  1,412,229         804,794
                                       ------------  --------------

  Total Current Liabilities              1,484,957       1,219,921
                                       ------------  --------------

  Total Liabilities                    $ 1,484,957   $   1,219,921
                                       ============  ==============

  STOCKHOLDERS' EQUITY
  Common Stock, Authorized
    100,000,000 Shares, $0.001 par
    value, 31,613,115  shares issued
    and outstanding                         35,946          31,613
  Additional Paid in Capital             2,485,685         323,351
  Comprehensive income (loss)               21,212         237,386
  Retained Deficit                      (3,626,096)     (1,531,049)
                                       ------------  --------------
  Stockholders' Deficit                 (1,083,253)       (938,699)
                                       ============  ==============

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                $   401,704   $     281,222
                                       ============  ==============

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                         (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 2009 and 2008
       and for the period from Inception (July 1, 2006) to March 31, 2009

                                                                 THE PERIOD FROM
                                  THE THREE       THE THREE        INCEPTION
                                MONTHS ENDED    MONTHS ENDED     (JULY 1, 2006)
                                  MARCH 31,       MARCH 31,       TO MARCH 31,
                                    2009            2008              2009
                               --------------  --------------  -----------------
SALES                          $     359,881   $       2,254   $        614,632

COST OF SALES                        208,203               -            208,203
                               --------------  --------------  -----------------

GROSS PROFIT                         151,678           2,254            406,429

EXPENDITURES:
  Salaries and Benefits               26,214         117,748            394,430
  Service Fees                        34,552          24,758            266,210
  General and Administrative       2,201,662          98,098          3,570,237
                               --------------  --------------  -----------------
TOTAL EXPENDITURES                 2,262,428         240,604          4,230,877
                               --------------  --------------  -----------------

NET PROFIT (LOSS)
  FROM OPERATIONS                 (2,110,750)       (238,350)        (3,824,448)

OTHER INCOME (EXPENSE)
  Other Income                        15,703           8,628            126,740
                               --------------  --------------  -----------------

NET PROFIT (LOSS)              $  (2,095,047)  $    (229,722)  $     (3,697,708)
                               ==============  ==============  =================

PROFIT (LOSS) PER SHARE        $       0.002   $      (0.008)
                               ==============  ==============

WEIGHTED AVERAGE SHARES           31,613,115      30,312,315
                               ==============  ==============


          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                         (a development stage company)
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
               For the Three Months Ended March 31, 2009 and 2008
       and for the period from Inception (July 1, 2006) to March 31, 2009

                                                              THE PERIOD FROM
                               THE THREE       THE THREE      INCEPTION (JULY
                              MONTHS ENDED    MONTHS ENDED       1, 2006)
                                MARCH 31,       MARCH 31,      TO MARCH 31,
                                  2009            2008             2009
                             --------------  --------------  -----------------

Net Profit (Loss)            $  (2,094,845)  $    (227,610)  $     (3,694,596)

Currency Transaction Loss             (202)         (2,112)            (3,112)
                             --------------  --------------  -----------------

Total Comprehensive Income   $  (2,095,047)  $    (229,722)  $     (3,697,708)


          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                         (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2009 and 2008
       and for the period from Inception (July 1, 2006) to March 31, 2009

                                                                    THE PERIOD
                                      THE THREE       THE THREE   FROM INCEPTION
                                    MONTHS ENDED    MONTHS ENDED  (JULY 1, 2006)
                                      MARCH 31,       MARCH 31,    TO MARCH 31,
                                        2009            2008           2009
                                   --------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                         $  (2,095,047)  $   (229,722)  $  (3,697,708)

  Adjustments to reconcile net
    loss to net cash provided by
    operating activities: Stock
    issued                             2,166,667                      2,381,361
  Depreciation                             4,750          4,000          39,817
  Comprehensive loss                    (216,174)        30,346          21,212
  (Increase) in Inventory                 30,803          1,032          (4,772)
  (Increase) Decrease in Accounts
    Receivable                           (32,560)        (2,870)        (46,414)
  (Increase) Decrease in
    Deposits/Prepaid                         855        127,693        (192,817)
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses/
    Payments in Advance                 (303,750)         2,678         505,486
  Increase in Taxes and Advances          35,123        (24,704)         37,201
                                   --------------  -------------  --------------

NET CASH FLOWS USED IN
  OPERATING ACTIVITIES                  (409,333)       (91,547)       (956,634)

CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed Assets                                                -         (41,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds                                                    -         211,882
  Proceeds from related party            546,807         78,374       1,129,067
  Debt reduction related party                 -              -        (186,797)
                                   --------------  -------------  --------------

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                             546,807         78,374       1,154,152

NET INCREASE (DECREASE) IN CASH          124,330        (13,173)        156,511

CASH AT THE BEGINNING OF
  THE PERIOD                              32,181         38,061               -
                                   --------------  -------------  --------------

CASH AT THE END OF THE PERIOD      $     156,511   $     24,888   $     156,511
                                   ==============  =============  ==============

Income taxes paid                              -              -               -

Interest expense paid                          -              -               -

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                         (a development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Leo Motors, Inc, Inc. (the "Company") was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shini Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward.

The Company is a development stage enterprise under SFAS No. 7, as principal operations have begun but the Company has not realized substantial revenues.

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

The Company considers the assets to be impaired if the balances are greater than six months old. Management regularly reviews accounts receivable and will establish an allowance for potentially uncollectible amounts when appropriate. When accounts are written off, they will be charged against the allowance. Receivables are not collateralized and do not bear interest. The Company has established a reserve on receivables of $11,735.

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

The functional currency of the Company is the Korean Won. Assets and liabilities are translated to U.S. Dollars at the period-end exchange rates ($.00023014) and ($.000792393) respectively and revenues and expenses are translated at weighted average exchange rates for the period, which was (.0006959899) and (001044067) respectively. Resulting translation adjustments are recorded as a component of stockholders' equity in other comprehensive income (loss).

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

For the quarter ended March 31, 2009 the Company issued 4,333,334 shares valued at market at .50 and recognized a stock for services expense of $2,166,667.

For the period ended March 31, 2009 there was no stock expense.

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

NOTE 4-ACCOUNTS RECEIVABLE

The Company recognizes a receivable on sales of parts and electrical motor equipment. The Company has established a reserve for allowance for doubtful accounts in 2008 equal to $11,735.

NOTE 5-INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry.

NOTE 6-FIXED ASSETS

The Company's assets consist of the following:

Furniture Fixtures and Equipment     $41,007     $41,007
Less Accumulated Depreciation        (39,817)    (35,067)

Net                                  $ 1,190     $ 5,940

The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $4,750 in 2009.

NOTE 7-DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest.

The Company reduced this obligation by the issuance of 1,000,800 valued at $110,088 during 2008.

NOTE 8-PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: STATEMENTS ABOUT OUR FUTURE EXPECTATIONS ARE "FORWARD-LOOKING STATEMENTS" AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. WHEN USED HEREIN, THE WORDS "MAY," "WILL," "SHOULD," "ANTICIPATE," "BELIEVE," "APPEAR," "INTEND," "PLAN," "EXPECT," "ESTIMATE," "APPROXIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INHERENT IN OUR BUSINESS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS," IN THIS DISCLOSURE STATEMENT, AND ARE SUBJECT TO CHANGE AT ANY TIME. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. THIS FORM 10-Q DOES NOT HAVE ANY STATUTORY SAFE HARBOR FOR THIS FORWARD LOOKING STATEMENT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT.

This Management's Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the "Financial Statements"). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP"). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

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

The specific goals of the Company over the next twelve months include:

-     Manufacture and sale of our E-Princessa taxi by the middle of 2009
-     Production and sale of our Motorcycle design by June 2009
-     Production and sale of S 65 SUV and SKG electric car by second half of
      2009
-     Production and sale of Reverse Tricycle Scooter in Thailand by July, 2009
-     Sale of EVs in the United States by the end of 2009
-     Marketing of our EV conversion kit and conversion services by the end of
      2009
-     Testing of EV conversion kit on Toyota RAV-4 model during May and June
      2009

In addition, we have developed and are in the process of developing several key EV components that we believe will be competitive with industry leading technology. During the next twelve months, we intend to continue the development of these components, integrate them into our own EVs, and market them to other EV manufacturers.

Summary of Recent Business Developments

In April 2009, we completed testing of the EV conversion kit on the Kia Morning model. The conversion kit included our 300 volt Battery Management System, a 60kW water-cooled AC motor with controller, a lithium polymer power pack, and a home charger. Until we find a partner to supply vehicle bodies, we intend to market the conversion kit as well as conversion services.

In February 2009 we delivered the V-1 resort bus to CUSCO pursuant to our agreement with them.

In March 2009, we developed our electric motorcycle. We have entered into sales agreement for this e-motorcycle with Bike Lease, subject to successful product testing by Bike Lease. If the product successfully completes testing, the agreement calls for a minimum of 3,000 units in the first year. We have signed an agreement with Chulin to manufacture the motorcycles.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the first quarter of 2009, the Company had incurred $95,761 in expenses and had realized $359,881 in revenues with $ 208, 203 in cost of goods sold. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to raise external capital.

We expense a minimum of $ 40,000 to operate our regular business, but is currently seeking up to $1,500,000 financing in Korea to implement our business plan. We have received proposals from several venture capitals and private investors in Korea.

Our monthly operating cost including salaries and general expenses is at a minimum approximately $40,000, however we are seeking additional financing in Korea to finance the expenditures needed to being implementing our current business goals. Despite being able to reach this stage in our development with limited funding, the EV and general automotive industries are extremely capital intensive, and we will need substantial additional financing in order to produce and sell our EVs. Our anticipated minimum costs of implementing our business plan are summarized as follows:

     STEP                     ANTICIPATED COST
     -----------------------  -----------------
     Initial Prototypes       $       1,000,000
     EV Testing               $         300,000
     Component Development    $       2,000,000
     Production Capability    $         500,000
     Production of Inventory  $         100,000
     Marketing & Sales        $         200,000
     -----------------------  -----------------
     TOTAL                    $       4,100,000

To date we have raised approximately $617,000 in equity financing, $200,000 in November 2008 and $417,000 in January 2009.

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

As we have not generated significant revenues and have not raised a significant amount of equity financing to date, there is substantial doubt as to our ability to continue in the short term and long term as a going concern. Our plan in the short term is to continue our operations at their current level, which our current cash holdings will cover through fiscal 2009. Our long term survival will depend on the growth of our operations towards full scale manufacturing and sales of our EVs, which in turn will depend on our ability to raise sufficient financing. If our fund raising efforts should fail or fall short of our goal, we will have to restructure our business plan in order to sustain our operations. However, in that event we may be unable to implement our business plan or continue operations.

RESULTS OF OPERATIONS

Revenues

The Sales for the first quarter ended March 31, 2009 were $359,881 compared to $2,254 for the first quarter ended March 31, 2008. Costs of sales were $208,203 and gross profit was $151,678 compared to $0 as costs of sales and $2,254 as gross profit in the same period in 2008. The sales during this quarter were not generated from regular business as most of our sales are for our product samples or development services. We believe recurring revenue will begin this year as our goal is to begin mass production and marketing of our designs. The sale of the resort EV bus for $358,166 was contracted with CUSCO in 2006, but has been carried forward to 2009 and was recorded as revenue in March 2009.

The following is a detailed description of the products sold during the quarter:

     DATE     PRODUCT               UNITS   PRICE
     1/20     Electric Scooter      1       $   1,913
     2/19     Electric Resort Bus   1       $ 358,166

Expenses

During the quarter, we incurred $2,262,428 in expenses, compared to $240,604 in the March 31 2008. The primary increase was due to payment of consulting service fees. Other expenses during the quarter decreased due to downsizing of business operations during 2008. The company reduced the number of employees from 15 in March 31, 2008 to7 in March 31, 2009. We also moved our offices to a new building in Gyeonggi province with lower rental cost and operation cost.

Expenses for the quarter consisted of the following:

     EXPENSES:                                         2008      2007
     Salaries and Benefits                       $   26,214  $117,748
     Service Fees                                    23,132    24,758
     Service Fees paid by Stock priced at $0.50   2,166,667         -
     General and Administrative                      34,995    98,098

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Interim Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II: OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form
10-Q:

10.6 Agreement between the Company and Bike Lease Co. Ltd. dated April 14, 2009.

10.7 OEM Supply Contract between the Company and Chulin dated April 23, 2009.

31.1 Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2009                     LEO MOTORS, INC.
                                        (the registrant)

                                        By: \s\Shi Chul Kang
                                            ----------------
                                        Shi Chul Kang
                                        Chief Executive Officer
                                        and Interim Chief Financial Officer