Form 10-K/A
period 2008-12-31
Leo Motors, Inc.
filed 2009-06-11
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                  AMENDMENT 1


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

                                    Copy to:


                                Cutler Law Group
                             3206 W. Wimbledon Dr.
                               Augusta, GA 30909
                               Fax: 800-836-0714
                          Email: rcutler@cutlerlaw.com


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
                                             ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

  Accounts Payable and
    Accrued Expenses                                16,850          14,945
  Taxes Payable                                      2,080          34,788
  Payments Received in Advance                     396,197         534,300
  Related Party Payable                            804,794         991,591
                                             --------------  --------------

  Total Current Liabilities                      1,219,921       1,575,624
                                             --------------  --------------
  Total Liabilities                              1,219,921       1,575,624


  STOCKHOLDERS' EQUITY
  Common Stock, Authorized
    100,000,000 Shares, $0.01
    par value, 31,613,115 and
    30,312,315, shares issued and
    outstanding                                     31,613          30,312
  Comprehensive Income (Loss)                      237,386         (52,446)
  Additional Paid in Capital                       323,351         181,570
  Retained Deficit                              (1,531,049)     (1,364,940)
                                             --------------  --------------
  Stockholders' Deficit                           (938,699)     (1,205,504)
                                             --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $     281,222   $     370,120
                                             ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     Years ended December 31, 2008 and 2007
               and the Period from Inception to December 31, 2008


                                                               For the period
                                                                of inception
                                 YEAR ENDED      YEAR ENDED    July 1, 2006 to
                                DECEMBER 31,    DECEMBER 31,    December 31,
                                    2008            2007            2008

SALES                          $      82,435   $     172,316   $     254,751

COST OF SALES                        (35,511)       (121,846)        157,357
                               --------------  --------------  --------------

GROSS PROFIT                          46,924          50,470          97,394

EXPENDITURES:
  Salaries and Benefits              169,149          76,559         368,216
  Service Fees                        23,132          64,708         231,658
  General and Administrative         125,480         920,649       1,137,600
                               --------------  --------------  --------------
TOTAL EXPENDITURES                   317,761       1,061,916       1,737,473

NET LOSS FROM OPERATIONS            (270,837)     (1,011,446)     (1,640,079)

OTHER INCOME (EXPENSE)
  Other Income                       105,268           5,769         111,037
                               --------------  --------------  --------------
NET LOSS                       $    (165,569)  $  (1,005,677)  $  (1,529,042)

Loss per share                        (0.005)         (0.033)

Weighted Avg. Shares              30,637,515      30,312,315

   The accompanying notes are an integral part of these financial statements.

                                LEO MOTORS, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     Years ended December 31, 2008 and 2007
               and the Period from Inception to December 31, 2008

                                                               FOR THE PERIOD
                                                                OF INCEPTION
                                    YEAR ENDED    YEAR ENDED   JULY 1, 2006 TO
                                   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                       2008          2007           2008
                                   -----------  -------------  --------------

Net Loss                           $ (165,569)  $ (1,005,677)  $  (1,529,042)

Currency Transaction Loss                (540)        (1,467)         (2,007)

Total Comprehensive Income (Loss)  $ (166,109)  $ (1,007,144)  $  (1,531,049)


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


                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years ended December 31, 2008 and 2007
               and the Period from Inception to December 31, 2008


                                                                                FOR THE PERIOD
                                                                                 OF INCEPTION
                                                YEAR ENDED      YEAR ENDED     JULY 1, 2006 TO
                                               DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                   2008            2007              2008
                                              --------------  --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $    (166,109)  $  (1,007,144)  $     (1,531,049)

  Adjustments to reconcile net
    loss to net cash provided by
    operating activities: Stock issued              143,082               -            143,082
  Depreciation                                       18,601          35,000             61,866
  Comprehensive loss                                289,832         (45,457)           237,386
  (Increase) in Inventory                           (16,260)        (19,315)           (35,575)
  (Increase) Decrease in Accounts Receivable            687            (139)           (13,854)
  (Increase) Decrease in Deposits/Prepaid            79,990         224,763            (61,318)
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses/
    Payments in Advance                            (136,198)       (127,348)          (121,253)
  Increase in Taxes and Advances                    (32,708)         27,148            536,380
                                              --------------  --------------  -----------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES         180,917        (912,492)          (784,335)

CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed Assets                                            -        (159,153)          (200,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds                                                -         104,158            211,882
  Proceeds from related party                             -         991,591            991,591
  Debt reduction related party                     (186,797)                          (186,797)

NET CASH FLOWS FROM FINANCING ACTIVITIES           (186,797)      1,095,749          1,016,676

NET INCREASE (DECREASE) IN CASH                      (5,880)         24,104             32,181

CASH AT THE BEGINNING OF THE PERIOD                  38,061          13,957                  -
                                              --------------  --------------  -----------------

CASH AT THE END OF THE PERIOD                 $      32,181   $      38,061   $         32,181

Income taxes paid                                         -               -                  -

Interest expense paid                                     -               -                  -

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


Basis of Presentation and Going Concern


The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America, which contemplate continuation of the Company as a going concern. The company has incurred material losses and has a negative equity. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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


                                   Date: June 11, 2009