Form 10-K/A
period 2008-12-31
Leo Motors, Inc.
filed 2009-07-23
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K
                                  AMENDMENT 2


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

                                    Copy to:


                                Cutler Law Group
                               9814 Crystal Blvd
                               Baytown, TX 77521
                               Augusta, GA 30909
                               Fax: 800-836-0714
                          Email: rcutler@cutlerlaw.com


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

Consolidated Statements of Cash Flows.......................................F-31

Notes to Consolidated Financial Statements..................................F-32

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Leo Motors, Inc.,


We have audited the accompanying balance sheet of Leo Motors, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended and for the period from inception (July 1, 2006) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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

Dated March 20, 2009
Lake St. Louis, MO 63367

                                LEO MOTORS, INC.
                         (a Development Stage Company)
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

                                LEO MOTORS, INC.
                         (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     Years ended December 31, 2008 and 2007
               and the Period from Inception to December 31, 2008


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

                                LEO MOTORS, INC.
                         (a Development Stage Company)
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                     Years ended December 31, 2008 and 2007
               and the Period from Inception to December 31, 2008


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



                                LEO MOTORS, INC.
                         (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2008 and 2007


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


                                LEO MOTORS, INC.
                         (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Years ended December 31, 2008 and 2007
               and the Period from Inception to December 31, 2008


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


The Company anticipates adopting a warranty and return policy granting a one year limited warranty. The policy will warrant that the products will be free from defects in material and workmanship and meet Seller's published specifications at the time of shipment under normal use and regular service and maintenance. The Company is evaluating the accounting treatment for product returns and warranties and will provide an allowance at the time of sale.


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


                                   Date: July 23, 2009