Form 10-Q/A
period 2009-03-31
Leo Motors, Inc.
filed 2009-07-23
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                Amendment No. 1

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


For the quarter ended March 31, 2009 the Company issued 4,333,334 shares valued at market at .50 and recognized a stock for services expense of $2,166,667. These shares were valued at the weighted average closing price for the previous five trading days.


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

ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form
10-Q:


10.6 Agreement between the Company and Bike Lease Co. Ltd. dated April 14,
     2009.*

10.7 OEM Supply Contract between the Company and Chulin dated April 23, 2009.*

31.1 Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with the Company's Quarterly report on Form 10-Q filed May 15, 2009


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 23, 2009                     LEO MOTORS, INC.
                                        (the registrant)


                                        By: \s\Shi Chul Kang
                                            ----------------
                                        Shi Chul Kang
                                        Chief Executive Officer
                                        and Interim Chief Financial Officer