Form 10-Q
period 2009-06-30
Leo Motors, Inc.
filed 2009-08-20
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009
                          --------------------------------------------

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

                                    Copy to:

                                Cutler Law Group
                               9814 Crystal Blvd
                               Baytown, TX 77521
                               Fax: 800-836-0714
                          Email: rcutler@cutlerlaw.com
                                 ---------------------

Registrant's telephone number, including area code  +82 31 796 8805
                                                    ---------------

                                      n/a
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of June 30, 2009 was 37,638,115 shares.

                                LEO MOTORS, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------  ------------------------------------------------------------  --------

Item 1.   Condensed Consolidated Interim Financial
          Statements (Unaudited)

          Condensed Consolidated Balance Sheets at June 30,
          2009 (unaudited)                                                   F-4

          Condensed Consolidated Statements of Operations for the
          three months ended June 30, 2009 (Unaudited)                       F-5

          Condensed Consolidated Statement of Cash Flows for the
          three months ended June 30, 2009 (Unaudited)                       F-6

          Notes to Condensed Consolidated Interim Financial
          Statements (unaudited)                                             F-7

Item 2.   Management's Discussion and Analysis                                13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.         15

Item 4.   Controls and Procedures                                             15


PART II.  OTHER INFORMATION
--------  ------------------------------------------------------------

Item 1.   Legal Proceedings                                                   16

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                                     16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   16

Item 6.   Exhibits                                                            16

Signatures                                                                    17

PART  I.  FINANCIAL  INFORMATION.

ITEM  1.  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                                LEO MOTORS, INC.
                         (a development stage company)
                          CONSOLIDATED BALANCE SHEETS
                                 June 30, 2009

                                        JUNE 30,     DECEMBER 31,
                                          2009           2008
                                      (UNAUDITED)
                                      ------------  --------------
ASSETS
  Current Assets:
  Cash in Bank                        $   564,800   $      32,181
  Accounts Receivable-net of
    allowance of $11,735 and 0             46,414          13,854
  Inventory                                 5,175          35,575
  Prepaid Costs                           115,332         130,568
                                      ------------  --------------
  Total Current Assets                    731,721         212,178

  Fixed Assets-Net                        131,228           5,940
  Deposits                                 76,125          63,104
                                      ------------  --------------

TOTAL ASSETS                          $   939,074   $     281,222
                                      ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
  Accounts Payable and
    Accrued Expenses                      102,255          16,850
  Taxes Payable                                 -           2,080
  Payments Received in Advance                  -         396,197
  Related Party Payable                   600,397         804,794
  Bank Loan                               392,083               -
                                      ------------  --------------

  Total Current Liabilities             1,094,735       1,219,921
                                      ------------  --------------

  Total Liabilities                     1,094,735       1,219,921

  STOCKHOLDERS' EQUITY
  Stock not yet issued                  1,169,988               -
  Common Stock, Authorized
    100,000,000 Shares, $0.001
    par value, 37,638,115 and
    31,613,115  shares issued
    and outstanding                        37,638          31,613
  Additional Paid in Capital            2,811,823         323,351
  Comprehensive Loss - Translation         (3,450)        237,386
  Retained Deficit                     (4,171,660)     (1,531,049)
                                      ------------  --------------
  Stockholders' Deficit                  (155,661)       (938,699)
                                      ------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                             $   939,074   $     281,222
                                      ============  ==============


          The notes are an integral part of these financial statements

                                                      LEO MOTORS, INC.
                                               (a development stage company)
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                 For the Three and Six Months Ended June 30, 2009 and 2008
                             and for the period from Inception (July 1, 2006) to June 30, 2009

                                                                                                     JULY1, 2006
                                      FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED    (DATE OF INCEPTION)
                                               JUNE  30,                      JUNE 30,                 TO JUNE 30,
                                         2009             2008           2009           2008              2009
                                   ---------------  --------------  -------------  --------------  --------------------

SALES                              $       29,128   $           -   $    389,009   $       2,254   $           641,760
COST OF SALES                              25,063               -       (233,266)              -              (233,266)
                                   ---------------  --------------  -------------  --------------  --------------------

GROSS PROFIT                                4,065               -        155,743           2,254               408,494

EXPENDITURES
  Salaries and Benefits                   236,131         116,581        262,345         234,329               656,775
  Service Fees                             31,201          18,757         65,753          43,545               297,411
  General and Administrative              680,212          72,527      2,465,207         170,625             3,733,956
                                   ---------------  --------------  -------------  --------------  --------------------

TOTAL EXPENSES                            947,544         207,865      2,793,305         448,499             4,688,142

LOSS FROM CONTINUING OPERATIONS          (943,479)       (207,865)    (2,637,562)       (446,245)           (4,279,648)

OTHER INCOME (EXPENSE)
  Consulting Income                             -         107,988              -         107,988               107,988
                                   ---------------  --------------  -------------  --------------  --------------------
  Other Expense                           (18,752)              -         (3,049)              -                     -
                                   ---------------  --------------  -------------  --------------  --------------------

NET LOSS FOR THE PERIOD                  (962,231)       (201,306)    (2,640,611)       (431,058)           (4,171,660)
                                   ===============  ==============  =============  ==============  ====================

BASIC AND DILUTED LOSS PER SHARE   $       (0.026)  $       (0.01)  $     (0.076)  $       (0.01)
                                   ===============  ==============  =============  ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   36,792,282      30,312,315     34,625,615      30,312,315
                                   ===============  ==============  =============  ==============

The notes are an integral part of these financial statements


                                                       LEO MOTORS, INC.
                                                (a development stage company)
                                        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  For the Three and Six Months Ended June 30, 2009 and 2008
                              and for the period from Inception (July 1, 2006) to June 30, 2009


                                                                                                 JULY1, 2006
                               FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED      (DATE OF INCEPTION)
                                        JUNE  30,                      JUNE 30,                   TO JUNE 30,
                                  2009             2008           2009            2008               2009
                             ---------------  --------------  -------------  --------------  --------------------

Net Profit (Loss)            $     (961,000)  $    (200,564)  $ (2,639,602)  $    (432,428)  $        (4,167,317)

Currency Transaction Loss            (1,231)           (742)        (1,029)          1,370                (4,343)
                             ---------------  --------------  -------------  --------------  --------------------

Total Comprehensive Income   $     (962,231)  $    (201,306)  $ (2,640,611)  $    (431,058)  $        (4,171,660)


The notes are an integral part of these financial statements


                                          LEO MOTORS, INC.
                                   (a development stage company)
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                         For the Three Months Ended June 30, 2009 and 2008
                 and for the period from Inception (July 1, 2006) to June 30, 2009

                                                                                    THE PERIOD
                                                    THE THREE       THE THREE       FROM INCEPTION
                                                    MONTHS ENDED    MONTHS ENDED      (JULY 1, 2006)
                                                    JUNE 30,        MARCH 31,       TO MARCH 31,
                                                             2009            2008              2009
                                                    --------------  --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $  (2,640,611)  $  (  431,058)  $    (4,171,660)
  Adjustments to reconcile net loss to net cash
    provided by operating activities: Stock issued      2,037,584                         2,180,666
  Depreciation                                              5,940           4,000            67,806
  (Increase) in Inventory                                  30,400           2,868            (5,175)
  (Increase) Decrease in Accounts Receivable              (32,560)         (1,902)          (46,414)
  (Increase) Decrease in Deposits/Prepaid                   2,215         111,357          (191,457)
  Increase (Decrease) in Accounts Payable
    and Accrued Expenses/Payments in
     Advance                                               83,325          30,355           102,255
  Increase in Taxes and Advances                                -               -                 -
                                                    --------------  --------------  ----------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES              (168,497)       (143,993)         (953,184)

CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed Assets                                                  -               -           (41,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Stock Advances                          1,626,901               -         2,831,263
  Proceeds from related party /Bank                       392,083         255,139         2,143,892
  Debt reduction related party / Payments
    in advance                                           (600,594)              -        (2,143,892)
                                                    --------------  --------------  ----------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                1,418,390         255,139         2,831,263
                                                    --------------  --------------  ----------------

CHANGE IN CASH DUE TO FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                                   (240,836)         52,446            (3,450)

NET INCREASE (DECREASE) IN CASH                           532,619         (36,058)          564,800

CASH AT THE BEGINNING OF THE PERIOD                        32,181          38,061                 -
                                                    --------------  --------------  ----------------

CASH AT THE END OF THE PERIOD                       $     564,800   $       2,003   $       564,800
                                                    ==============  ==============  ================

Income taxes paid                                               -               -                 -

Interest expense paid                                           -               -                 -

The notes are an integral part of these financial statements


                                LEO MOTORS, INC.
                         (a development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2009

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

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company has incurred material losses. These conditions raise substantial doubt as to the Company's ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The functional currency of the Company is the Korean Won. Assets and liabilities are translated to U.S. Dollars at the period-end exchange rates ($.0007584166) and ($.000955292) respectively and revenues and expenses are translated at weighted average exchange rates for the period, which was (.000742274) and (001009135) respectively. Resulting translation adjustments are recorded as a component of stockholders' equity in other comprehensive income (loss).

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

For the quarter ended March 31, 2009 the Company issued 4,333,334 shares, 833,334 for cash and the balance valued at market at .50 and recognized a stock for services expense of $1,750,000.

For the quarter ended June 30, 2009 1,691,666 shares were issued valued at market of .17 and recognized a stock for services expense of $287,584.

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

NOTE 6-FIXED ASSETS

The Company's assets consist of the following:      6/09    12/31/08

Furniture Fixtures and Equipment                $172,985   $  41,007
Less Accumulated Depreciation                    (41,757)    (35,067)

Net                                             $131,228   $   5,940

The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $5,940 in 2009.

NOTE 7-DUE TO RELATED PARTY

The company at June 30, 2009 owed $600,397 for officer advances; repayment is without interest on demand.

NOTE 8-PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue.

NOTE 9-BANK LOAN

The Company is indebted to Shin Han Bank at June 30, 2009 for $392,083 payable within one year, interest at prime.

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

BUSINESS DEVELOPMENTS

During the quarter ended June 30, 2009 and the interim period through the date hereof, we have focused our efforts on seeking financing, preparing models of our EVs for order-basis manufacturing, negotiating manufacturing partnerships and attempting to procure advanced orders. Our specific near and long term goals are:

-    Production and sale of our electric scooters by October 2009

-    Production and sale of S 65 SUV and SKG electric car by the end of 2009

-    Production and sale of Reverse Tricycle Scooters by October 2009

-    Marketing of our EV conversion kit and conversion services by the end of
     2009

-    Testing of EV conversion kit on Toyota RAV-4 model during September 2009

- Manufacture and sale of our power storage system for solar and wind power houses and buildings by October 2009

On April 23, 2009, we entered into a manufacturing agreement with Chulin Home Tech Co., Ltd. for the production of our Electric Motorcycle. The agreement anticipates over 2,000 unit orders per year but does not require minimum orders or payments. The price per unit will need to be agreed between the parties at a later date.

In April 2009, we completed testing of the EV conversion kit on the Kia Morning model. The conversion kit included our 300 volt Battery Management System, a 60kW water-cooled AC motor with controller, lithium polymer power pack, and a home charger. Until we find a partner to supply vehicle bodies, we intend to market the conversion kit as well as conversion services.

In March 2009, we developed our electric motorcycle. We have entered into sales agreement for this e-motorcycle with Bike Lease, subject to successful product testing by Bike Lease. If the product successfully completes testing, the agreement calls for a minimum of 3,000 units in the first year. We have signed an agreement with Chulin to manufacture the motorcycles.

In addition, our battery power pack for EV was requested to be developed as the power storage system for wind or solar powered buildings and generators by the customers in Japan, Korea, and UAE. We intend to finish the prototype for these power packs during September 2009, and plan to sell to the customers from October.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability or production partnerships, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the second quarter of 2009, the Company had incurred $947,544 in expenses and had realized $29,128 in revenues with $ 25,063 in cost of goods sold. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to raise external capital.

To date we have raised approximately $840,000 in debt financing, including a loan from one of our officers of $440,000. In additiona, in May, 2009, the Company secured a loan from Shin Han Bank for 500,000,000 Korean Won (approximately $400,000), with a term of one year which can be extended under certain conditions. The loan is guaranteed by KIBO Technology Fund.

To date we have raised approximately $936,200 in equity financing. During the quarter, we raised approximately $119,200 in equity financing on the issuance of shares of common stock to a Korean individual investor.

As we have not generated significant revenues and have not raised a significant amount of equity or debt financing to date, there is substantial doubt as to our ability to continue in the short term and long term as a going concern. Our plan in the short term is to continue our operations at their current level, which our current cash holdings will cover through fiscal 2009. Our long term survival will depend on the growth of our operations towards full scale manufacturing and sales of our EVs, which in turn will depend on our ability to raise sufficient financing. If our fund raising efforts should fail or fall short of our goal, we will have to restructure our business plan in order to sustain our operations. However, in that event we may be unable to implement our business plan or continue operations.

RESULTS OF OPERATIONS

Revenues

The Sales for the quarter ended June 30, 2009 were $29,128 compared to $0 for the quarter ended June 30, 2008. Costs of sales were $25,063 and gross profit was $4,065 compared to $0 as costs of sales and $0 as gross profit in the same period in 2008. The sales during this quarter were not generated from regular business as most of our sales are for our product samples or development services. We believe recurring revenue will begin this year as our goal is to begin mass production and marketing of our designs.

Expenses

During the quarter, we incurred $947,544 in expenses, compared to $207,865 in the quarter ended June 30, 2008. The primary increase was due to a $320,101, or 341% increase in General and Administrative expenses, which reflects the payment of consulting service fees and development costs.

Expenses for the quarter consisted of the following:

     EXPENSES:                      2008     2007
     Salaries and Benefits       236,131  116,581
     Service Fees                 31,201   18,757
     Service Fees paid by stock  287,584        -
     General and Administrative  392,628   72,527

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Chief Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2009, the Company issued 1,250,000 shares to a creditor of the Company in consideration for the reduction of debt, valued at $212,500. This issuance was completed in accordance with Section 4(2) of the Securities Act and Regulation D in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On May 11, 2009, the Company issued a total of 291,666 shares to three consultants in consideration for consulting services valued at $35,584. These issuances were completed in accordance with Section 4(2) of the Securities Act and Regulation D in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On May 11, 2009, the Company issued 250,000 shares of common stock to a Korean individual investor in exchange for 150,000,000 Korean Won (approximately $119,200). This issuance was completed as an offer and sale of securities made outside of the United States pursuant to Regulation S.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

10.9 Loan Agreement with Shinhan Bank dated May 27, 2009.

10.10 Letter of Guarantee by KIBO Technology Fund dated May 27, 2009.

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


Dated: August 20, 2009                  LEO MOTORS, INC.
                                        (the registrant)

                                        By: \s\Shi Chul Kang
                                            ----------------
                                        Shi Chul Kang
                                        Chief Executive Officer
                                        and Interim Chief Financial Office