Form 10-Q
period 2009-09-30
Leo Motors, Inc.
filed 2009-11-20
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period endedSeptember 30, 2009
                 ------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from          to

                        Commission file number 000-15303
                                               ---------

                                LEO MOTORS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  95-3909667
             --------                                  ----------
   (State or other jurisdiction of        (I. R. S. Employer Identification No.)
    incorporation or organization)


   291-1, Hasangok-dong, Hanam City, Gyeonggi-do, Republic of Korea  465-250
   -------------------------------------------------------------------------
   (Address of principal executive offices)     (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [ ]  No [x]

The number of shares of the registrant's common stock outstanding as of September 30, 2009 was 40,363,115 shares.

                                LEO MOTORS, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
--------  ---------------------                                        ---------

Item 1.   Condensed Consolidated Interim Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at September 30,
          2009 (unaudited)...................................................F-3

          Condensed Consolidated Statements of Operations
          or the nine months ended September 30, 2009 (Unaudited)............F-4

          Condensed Consolidated Statement of Cash Flows for the
          nine months ended September 30, 2009 (Unaudited)...................F-5

          Notes to Condensed Consolidated Interim Financial
          Statements (unaudited).............................................F-6

Item 2.   Management's Discussion and Analysis................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........13

Item 4.   Controls and Procedures.............................................14


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings...................................................14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........14

Item 3.   Defaults Upon Senior Securities.....................................15

Item 4.   Submission of Matters to a Vote of Security Holders.................15

Item 5.   Other Information...................................................15

Item 6.   Exhibits............................................................15

Signatures....................................................................15

PART  I.  FINANCIAL  INFORMATION.

ITEM  1.  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                                LEO MOTORS, INC.
                         (a development stage company)
                          CONSOLIDATED BALANCE SHEETS
                               September 30, 2009

                                              SEPTEMBER 30,    DECEMBER 31,
                                                   2009            2009
                                               (Unaudited)      (Audited)
                                             ---------------  --------------
CURRENT ASSETS
  Cash                                       $      302,907   $      32,181
  Accounts Receivable, Net                           32,817          13,854
  Note Receivable
  Inventories                                        73,861          35,575
  Other current assets                              281,425         130,568
                                             ---------------  --------------
TOTAL CURRENT ASSETS                                691,010         212,178

  Property and Equipment, Net                       269,221           5,940
  Deposits                                                -          63,104
  Intangible Assets                               1,678,369               -
                                             ---------------  --------------
TOTAL OTHER ASSETS                                1,947,590          69,044

TOTAL ASSETS                                 $    2,638,600   $     281,222
                                             ===============  ==============


CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities   $      108,262   $      16,850
  Taxes payable                                       7,549           2,080
  Payments Received in Advance                      117,495         396,197
  Related Party Payable                             626,945         804,794
  Short-Term Borrowing                              420,628               -
                                             ---------------  --------------
TOTAL CURRENT LIABILITIES                         1,280,879       1,219,921

  TENENT RENT DEPOSIT PAYABLE                         8,414               -
                                             ---------------  --------------
TOTAL LIABILITIES                                 1,289,293       1,219,921

SHAREHOLDERS' EQUITY (DEFICIT)
  Minority Interest                                 390,017               -
  Common Stock (100,000,000 shares
  authorized; $0.001 par 40,363,115 and
  31,613,115 shares issued and outstanding
  as of September 30, 2009 and December
  31, 2008, respectively)                            40,363          31,613
  Additional Paid-in Capital                      5,588,391         323,351
  Comprehensive Loss - Translation                   69,712         237,386
  Deficit                                        (4,739,176)     (1,531,049)
                                             ---------------  --------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              1,349,307        (938,699)

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                           $    2,638,600   $     281,222
                                             ===============  ==============

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                         (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the Nine Months Ended September 30, 2009 and 2008

                                                  NINE-MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  2009          2008
                                              ------------  ------------

Sales                                         $   512,681   $     3,479
Cost of Goods Sold                                242,518         1,369
                                              ------------  ------------
GROSS PROFIT                                      270,163         2,110

OPERATING COSTS AND EXPENSES
  Salaries and Benefits                           370,541       343,997
  Service Fees                                    331,177        45,140
  Selling, General and Administrative             220,150       285,772
                                              ------------  ------------
TOTAL OPERATING COSTS AND EXPENSES                921,868       674,909

NET LOSS FROM OPERATIONS                         (651,705)     (672,799)

OTHER INCOME (EXPENSE)
  Non-Operating Income                             88,386           (89)
  Non-Operating Expenses                          (59,839)            -
                                              ------------  ------------
NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT      (623,158)     (672,888)

INCOME TAX
  Current Income Taxes                                  -             -
  Deferred Income Taxes                                 -             -
  Income Tax Benefit                                    -             -
                                              ------------  ------------
                                                        -             -

Minority Interest                                  55,642             -
                                              ------------  ------------

NET INCOME (LOSS)                             $  (567,516)  $  (672,888)
                                              ============  ============

NET INCOME PER SHARE                          $    (0.015)  $    (0.022)
                                              ============  ============

WEIGHTED AVERAGE NUMBER OF COMMOM
  SHARES OUTSTANDING                           38,088,923    30,462,315

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                         (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 2009 and 2008

                                                       NINE-MONTH S ENDED
                                                 SEPTEMBER  30,    SEPTEMBER 30,
                                                      2009            2008
                                                 ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $     (567,516)  $    (672,888)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
  Stock for services                                          -          60,000
  Foreign Currency Translations                        (167,674)              -
  Depreciation                                           23,432           6,151
  Comprehensive loss - foreign currency                       -         259,852
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Decrease (Increase) in accounts receivable            (18,963)              6
  Decrease (Increase) in inventories                    (38,286)          5,043
  Decrease (Increase) in other current assets          (150,857)         74,389
    Increase (Decrease) in accounts payable and
    accrued liabilities                                  91,412          14,311
  Increase (Decrease) in taxes                            5,469        (142,508)
                                                 ---------------  --------------
    NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                         (822,983)       (395,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (286,713)         (8,035)
  Loss in investment in a closely held-company                -               -
  Deposit refunded                                       63,104               -
  Expenditure for intangible assets                  (1,678,369)              -
                                                 ---------------  --------------
NET CASH PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                       (1,901,978)         (8,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in equity                                  2,633,179               -
  Increase (Decrease) in interest payable                     -               -
  Increase in Payments Received in Advance             (278,702)              -
  Proceeds ( Repaid)  from related party               (177,849)        374,887
  Proceeds from Short-Term Borrowing                    420,628               -
  Tenant Rent Deposit Payable                             8,414               -
  Minority Interest Investment                          390,017               -
                                                 ---------------  --------------
    NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                        2,995,687         374,887

    NET INCREASE (DECREASE) IN CASH                     270,726         (28,792)

CASH, BEGINNING OF PERIOD                                32,181          38,061
                                                 ---------------  --------------

CASH, ENDING OF PERIOD                           $      302,907   $       9,269
                                                 ===============  ==============

SUPPLEMENTAL DISCLOSURES ON INTEREST AND I
  NCOME TAXES PAID
Interest paid for the period                     $        5,722   $           -
                                                 ===============  ==============
Income taxes paid for the period                              -               -
                                                 ===============  ==============

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                         (a development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Leo Motors, Inc, Inc. (the "Company") was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shinil Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward.

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

The functional currency of the Company is the Korean Won ("KRW"). Assets and liabilities are translated to U.S. Dollars ("USD") at the period-end exchange rates of 0.0008412550 KRW to $ 1.00 USD and revenues and expenses are translated at weighted average exchange rates for the period, which was
0.000761783 KRW to $ 1.00 USD . Resulting translation adjustments are recorded as a component of stockholders' equity in other comprehensive income (loss).

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

For the quarter ended September 30, 2009, the Company issued 2,725,000 shares, 2,600,000 for cash, 125,000 for services valued at $47,500.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.


NOTE 3-ACCOUNTS RECEIVABLE

The Company recognizes a receivable on sales of parts and electrical motor equipment. The Company has established a reserve for allowance for doubtful accounts in 2008 equal to $11,735.

NOTE 4-INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry.

NOTE 5-FIXED ASSETS

The Company's assets consist of the following:

                                   09/30/09    12/31/08
                                  ----------  ----------
Furniture Fixtures and Equipment  $ 170,850   $  41,007
Less Accumulated Depreciation       (25,876)    (35,067)
                                  ----------  ----------
Net                               $ 144,974   $   5,940



The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $23,432 in 2009.

NOTE 6-DUE TO RELATED PARTY

The company at September 30, 2009 owed $ 626,945 for officer advances; repayment is without interest on demand.

NOTE 7-PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue.

NOTE 8-BANK LOAN

The Company is indebted to Shin Han Bank at September 30, 2009 for $ 420,628 payable within one year, interest at prime.

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

OVERVIEW

Leo Motors, Inc. (the "Company") is currently in the process of finalizing the design and production capability of electric power train systems encompassing electric scooters, electric sedan/SUV/sports cars, and electric buses/trucks as well as several models of Electric Vehicles ("EV"). During this year, we have developed electric power train systems which can replace internal combustion engines ("ICE"), and can electrify existing IEC cars. During the past two years, we have developed several models of EV, including electric scooters, electric cars, and neighborhood electric vehicles ("NEV"). We also have several other projects in development stages.

We have begun to market our three models of electric scooters: Hilless 1,3, and
5. Initially, we produced 100 units which were sold out to the dealers who will sell our scooters in Korea, in Japan, and in the U.S. We tested our EV conversion kit during September, 2009 and exhibited the kits in Tokyo and Seoul, and have since sold kits and conversion services in Japan and Korea. We have also successfully manufactured and sold our power storage system for solar and wind powered houses and buildings, and

Our next immediate goals include production and sale of S 65 SUV and SKG electric car by the end of 2009, which are to be sold based on order. We are ready to produce these models using existing body and chassis, and putting our electric power train systems. We are going to start marketing S65 and SGK from December 2009. We also hope to begin sale of EVs in the United States by the end of 2009. As an effort to attain this goal, we are participating in 2009 International Motorcycle Show in Long Beach, California from December 4 to December 5, 2009.

The Reverse Tricycle Scooters have had a change in design of the vehicle into four wheelers in order to make more speed and to ensure more safety. The prototype of the changed model will be completed around late November. After we monitor the responses from the market, we will arrange for manufacturing capabilities.

We have developed and are in the process of developing several key EV components that we believe will be competitive with industry leading technology. During the next twelve months, we intend to continue the development of these components, integrate them into our own EVs, and market them to other EV manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the nine months ended September 30 of 2009, the Company had incurred $921,868 in expenses and had realized $512,681 in revenues with $ 242,518 in cost of goods sold. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to raise external capital. Our monthly expense has increased gradually from the prior quarter to a minimum of $70,000 per month to operate our regular business, and we are currently seeking financing in Korea to implement our business plan.

The EV and general automotive industries are extremely capital intensive, and we will need substantial additional financing in order to produce and sell our EVs. Our anticipated minimum costs of implementing our business plan in 2009 are summarized as follows:

STEP                       ANTICIPATED COST
-----------------------    -----------------
Initial Prototypes         $       1,000,000
EV Testing                 $         300,000
Component Development      $       2,000,000
Production Capability      $         500,000
Production of Inventory    $         100,000
Marketing & Sales          $         200,000
                           -----------------
TOTAL                      $       4,100,000

To date in 2009, we have raised 2,595,000,000 Korea Won financing, approximately $2,072,000 as follows:

Date     Amount      Financing Type  Investor
-------  ----------  --------------  ------------------
January  $  417,000  Equity          Sang Tae Kim
May 27   $  400,000  Debt            Shin Han Bank
May 30   $  440,000  Debt            Officers
July 14  $  400,000  Equity          Shi Chul Kang
Oct 15   $  415,000  Equity          Korean Individuals
         ----------
Total     2,072,000

We have raised 840,000 in debt financing. KIBO fund, a Korean government operated fund for middle sized company with a advanced technology, issued a guaranteed bond in the amount of 500,000,000 Korean Won after they evaluated our technology. We borrowed 500,000,000 Korean Won as a short-term loan from Shin Han Bank by the bond.

As we have not generated significant revenues and have not raised a significant amount of equity financing to date, there is substantial doubt as to our ability to continue in the short term and long term as a going concern. Our plan in the short term is to continue our operations at their current level, which our current cash holdings will cover through fiscal 2009. Our long term survival will depend on the growth of our operations towards full scale manufacturing and sales of our EVs, which in turn will depend on our ability to raise sufficient financing and to keep the revenue and profit stable. If our fund raising efforts should fail or fall short of our goal, we will have to restructure our business plan in order to sustain our operations. However, in that event we may be unable to implement our business plan or continue operations.

RESULTS OF OPERATIONS

Revenues

The Sales for nine months ended September 30, 2009 were $512,681 compared to $3,479 for the nine months ended September 30, 2008. Costs of sales were $242,518 and gross profit was $270,163 compared to $1,369 as costs of sales and $2,110gross profit in the same period in 2008. Sales during the third quarter were not generated from regular business as most of our sales are for our product samples or development services. We believe recurring revenue will begin at the fourth quarter of this year as our goal is to begin mass production and marketing of our designs.

Expenses

During the nine months ended September 30, 2009, we incurred $921,868 in expenses, compared to $647,909 as of the end of September 30 2008. The primary increase was due to payment of consulting service fees and development costs. We also hired R&D and sales staff as part of the implementation of our business. The company rented another building near its existing office to operate its sales and administration division.

Expenses for the quarter consisted of the following:

EXPENSES:                       2008      2007
Salaries and Benefits       $370,541  $343,997
Service Fees                 331,177    45,140
General and Administrative   220,150   285,772

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Interim Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II: OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2009 we issued 2,600,000 shares to two Korean individuals in exchange for approximately $1,170,000. The shares were sold and issued in an offering outside of the United States in accordance with Regulation S.

On August 20, 2009 we issued 50,000 shares for Services valued at $22,500. This issuance was completed in accordance with Section 4(2) of the Securities Act and Regulation D in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On September 21, 2009 we issued 75,000 shares for Services valued at $45,000. This issuance was completed in accordance with Section 4(2) of the Securities Act and Regulation D in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On October 15, 2009, we issued 300,000 shares to Dr. Kim in consideration for joining the Company's Board of Directors. The shares were valued at market of $0.59. The shares were issued to a Korean individual in an offering outside of the United States in accordance with Regulation S.

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


Dated: November 20, 2009                LEO MOTORS, INC.
                                        (the registrant)

                                        By: \s\Robert Kang
                                            --------------
                                        Robert Kang
                                        Chief Executive Officer
                                        and Interim Chief Financial Officer