Form 10-K
period 2009-12-31
Leo Motors, Inc.
filed 2010-04-15
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009
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

                                    Copy to:

                                Cutler Law Group
                           3355 W. Alabama Ste. 1150
                               Houston, TX 77098
                               Fax: 800-836-0714

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

                                LEO MOTORS, INC.
                               TABLE OF CONTENTS

                                     PART I

Item 1.      Business..........................................................4
Item 1A.     Risk Factors......................................................8
Item 1B.     Unresolved Staff Comments.........................................8
Item 2.      Properties........................................................8
Item 3.      Legal Proceedings.................................................9
Item 4.      (Removed and Reserved)............................................9

                                    PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.................9
Item 6.      Selected Financial Data..........................................10
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......12
Item 8.      Financial Statements and Supplementary Data......................13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................29
Item 9A.     Controls and Procedures..........................................30
Item 9B.     Other Information................................................30


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant...............30
Item 11.     Executive Compensation...........................................33
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................37
Item 13.     Certain Relationships and Related Transactions, and Director
             Independence.....................................................38
Item 14.     Principal Accounting Fees and Services...........................38


                                    PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................39
Signatures....................................................................39

                                     Page 3

                                     PART I

ITEM 1. BUSINESS

A.     BUSINESS  DEVELOPMENT

There were no changes to Business Development during the year.

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

CHANGES  TO  OUR  BUSINESS

There were many changes to our business during the year ended December 31, 2009. Our business plan remains to become a technology provider in the global EV market, however, due to the need to generate revenues in short term we decided to focus our efforts in 2009 on the development and marketing of electric scooters. The electric scooter market is widely open in many countries including Korea, Japan, and the US, and electric scooters are easier to capitalize, and are made more affordable for us because we can use technology we have developed. The market for electric motorcycles and scooters is growing because internal combustion engine ("ICE") motorcycles and scooters make enormous emissions and noises.

We have developed three models of electric scooters, entered into agreements to manufacture and distribute them, and are in the process of testing and developing our marketing for the e-Bikes. We are targeting only fleet markets such as local government bodies, delivery companies, parks, and big companies during 2010. After we receive purchase orders, we have to spend at least $100,000 to keep the inventory. We are going to spend $100,000 for market costs during 2010.

In 2009, we finished test runs of vehicles with one 60kW power train (which includes a motor, controller and battery power packs), and two 60 kW multi motor power train. Using a single 60kW power train, we developed electrified compact cars with existing car brands such as the Hyundai Morning and Nissan Cube models. These models have engines under 2,000cc. We also electrified a 24 seat bus using two 60kW motors. Electrification means the conversion of ICE cars into electric motor powered cars. These models were successfully tested, performing expressway speeds (more than 60 Mph), and showing good torque in high RPMs. They were able to pass ICE cars in the expressway, and could drive long hilly roads. With these test results, we are going to market our 60kW power train to existing car companies, and many fleet operators such as school bus and garbage truck operators who are interested in converting their ICE vehicles into EVs.

Our next step is the development of working prototypes of 120kW and 240 kW power trains which will be used in heavy duty vehicles such as buses and trucks. 120kW and 240 kW controllers are currently underway.

We have spent $270,000 for the development of e-Bikes, and have already invested $500,000 for the development of our power trains. We anticipate that completion of the 120kW power train and 240 kW power train prototypes by the end of April 2010. The development of these power trains will cost approximately $500,000 US before we have fully implemented our business. After the development of prototypes, we must pilot test the models, which we anticipate will cost approximately $300,000 to test our current prototypes and the prototypes on which we are currently working. Our initial plan was to complete working prototypes of all of our EV designs, but in 2009 we revised this plan, and we will not make prototypes of our passenger car designs until we achieve success in our bike and power train businesses.

The next step is to develop production capabilities of both our e-Bikes s and EV power trains. We intend to initially either outsource production or enter into joint ventures for the production of our electric vehicles and components. Accordingly, we do not expect the development of production capabilities will represent a significant cost. Once we have entered into agreements for the production of our EVs and components, we can begin full scale production and build our inventory. We anticipate these steps will cost approximately $600,000, $500,000 of which is attributable to the development of production capability such as moulds and manufacturing tool developments for controllers and Battery Management Systems (BMS's), and $100,000 of which represents costs of developing inventory.

The steps toward implementing our business plan can be summarized by the following table:

e-Bikes

STEP                     ANTICIPATED COST   ANTICIPATEDSTART DATE
-----------------------  -----------------  ---------------------
Initial Design           $             N/A  Completed
Initial Prototypes       $             N/A  Completed
Testing                  $             N/A  Completed
Component Development    $             N/A  Completed
Production Capability    $             N/A  Completed
Production of Inventory  $         100,000  May 2010
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ---------------------
TOTAL                              200,000

Power  Trains

STEP                     ANTICIPATED COST   ANTICIPATEDSTART DATE
-----------------------  -----------------  ---------------------
Initial Design           N/A                Completed
Initial Prototypes       $         500,000  April 2010

Testing                  $         500,000  May 2010
Production Capability    $         500,000  September 2010
Production of Inventory  $         100,000  December 2010
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ---------------------
TOTAL                            1,700,000

In addition to broadening the scope of our products, we intend to expand our business by entering new potential markets. One of our specific goals is to enter the US, Japanese, and EU markets by the end of 2010. However, if we are unable to timely finance our operations and to get the appropriate local partners, entering the these markets will not be feasible.

SALES  AND  DISTRIBUTION  ARRANGEMENTS

Since the beginning of 2009, we have entered into the following agreements or memoranda for the potential sales of our products and our services.

M&M  Corp
---------

We have appointed M&M Corp as our exclusive Korean provider of our electric scooters. Upon entering the agreement, M&M paid us 400,000,000 Korean Won as the down payment for the order of 170 units of e-scooters. In April, 2010, M&M placed a definitive order for 1,170 units for 4.2 billion Korean Won (approximately $3.73 Million US), and has advanced a down payment of 300 billion Korean Won (approximately $2.66 million US).

Japanese  Dealer
----------------

We have entered into an MOU with Global Commerce in Japan in 2009. We have developed e-Box, a compact electric car through electrification of Nissan Cube. We also sold 10 units of our e-bikes to be used for samples and exhibition. Global Commerce was satisfied with our developments and scooters. For electrification of power trains for cars, Global Commerce needs to conduct more research and to find potential clients before they make decision to enter into the business. If they are successful, we expect definitive purchase orders for e-Boxes and scooters from Global Commerce during 2010.

Under the MOU, Global Commerce must pay 40% of the total amount of any definitive order in advance, 30% upon production, and the final 30% before we ship the products.

Bike  Lease  Electric  Motor  Cycles
------------------------------------

We have entered into an agreement with Bike Lease in Korea, which is a motor cycle leasing company, to provide them with our electric motor cycles. The agreement calls for the purchase of 3,000 units of H5 annually at a price of 3,500,000 Korean Won (approximately $3,000). But as we finalized the development, the cost increased such that we must raise the price to $4,000 per unit. Thus, we need amend the contract. If Bike Lease accepts the changed price, we expect approximately $12 million in revenues per year from this agreement.

We have contracted with Chulin Home Tech Co., Ltd. to manufacture the electric motor cycles for Bike Lease. Production is conditional on Chulin receiving adequate funds, and so Bike Lease must pay 30% of the total amount in advance, 40% 30 days after initiation of production, and 30% when receiving the products. In addition, Chulin cannot accommodate more than 1,000 units per month.

Puerto  Princesa  e-Taxis
-------------------------

We had entered into an agreement with the government of Puerto Princesa, Phillipines to supply 2,500 e-Taxis in Puerto Princesa. However, the production of the e-Taxis was delayed because the required initial capital had not been paid into the joint venture. We had raised sufficient funding to satisfy our obligation to pay $300,000 into it, however the city government had not yet paid its initial required contribution of Php14 million (approximately $300,000).

This project was delayed more than one year. Since we received no progress from the City, we dropped this project and focused on other projects.

Thailand  Reverse  Tricycle  Scooters
-------------------------------------

We have signed a Memorandum of Understanding ("MOU") with Global Electric Motor Cars Asia Co., Ltd. in Thailand ("GEM Thailand") to develop, manufacture and supply Reverse Tricycle Scooters. The MOU anticipates the execution of a definitive agreement, but currently is not an enforceable contract. We have been unable to make any progress with negotiating the definitive agreement. We are going to drop this project if we cannot enter the definitive agreement by June of 2010.

MGM  Studio  City  (Korea)  Tourism  Vehicle
--------------------------------------------

Effective November 22, 2006, we entered into an agreement with CUSCO Group of Seoul, Korea, for the development and design of the traffic and transportation means (mobile vehicles, monorails, etc.) to be available internally and externally in the theme park complex for the users of MGM Studio City. MSC Korea, a subsidiary of CUSCO Group, has been authorized by MGM Film Co. of USA to build MGM Studio City in Inchon, Korea. Under the agreement, our services include research and development, economic feasibility of the moving path and the operation system, technical feasibility study, and development and testing of the transportation means selected. Total amount to be paid to us under the contract was 1,500,000,000 Korean Won (about $990,000 at the current exchange rate).

Under the agreement, the Company developed and delivered a V1 resort EV to CUSCO, which is a resort/tourism vehicle designed to transport passengers around resorts and other tourist destinations. The sales amount of $462,107 was recorded as revenue in March 2009.

The agreement with CUSCO expires Dec 31, 2010. CUSCO has suspended the MGM Studio City project currently until negotiations with the local government to purchase the land are completed. During this time we have stopped providing any services or products to CUSCO, therefore we cannot expect any further revenue from the agreement within near future.

EV  CONTROLLERS

We have typically used controllers which were made to order by outside suppliers. They are conversions from controllers used in industrial electric machinery. More than half of the parts in these controllers are useless for the purposes of our EVs. We also found that these controllers must be programmable if they are to control the speed and torque of EV motors and communicate with the EV's power pack. Therefore, we have been developing our own controllers since July 2009.

We intend to develop an EV-specialized controller imbedded with our power management solutions. These modes solutions are designed to make EVs run long and steep hills, avoid suddenly losing power after reaching peak power, and successfully pass other ICE cars on high speed roads through by allowing quick acceleration at high speed (60 mph or more).

We intend to develop our controllers programmable in a way that they can be customized in various vehicle types and power requirements. We plan to reduce the size and costs of our own design controllers by eliminating unnecessary parts in existing controllers and integrating circuits into digital chipsets.

MARKETING

Our initial marketing strategy is to focus on individual sales to fleets and EV manufacturers. We have already begun marketing our scooters to governments and companies throughout the world.

We  plan  to  emphasize  the  following  selling  points:

- Our scooters can achieve comparable power with ICE scooters as it generates proper torque in any RPM ranges, and can mount hills without power loss.

- We have a wide range of power trains available, including the 1kW, 3kW, 6kW, 10kW, 15kWS, 30kW, 30kW, 60kW, and 120kW power system. Our 240kW power system is under development. Using our Multi Motor System, we can achieve power more than 240kW. Thus we can cover all electric power requirements from smallest scooters to truck and buses.

- We have many different voltage battery management systems (BMS) available, including 48 volt, 72 volt, 140 volt, 320 volt, and 380 volt. Our BMS balances the voltage differences between cells up to 1 micro volt, for more efficient and safer charging and discharging.

ITEM  1A.  RISK  FACTORS

Not  required  by  smaller  reporting  companies.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS

We filed a registration statement on Form 10 on December 10, 2008, and Amendments to the Form 10 on March 3, 2009, April 27, 2009, and September 9, 2009. We have received comments from the SEC on the latest Amendment and are in the process of responding to them. Until the Form 10 has cleared comments, we and our shareholders cannot rely on the Form 10 or our subsequent periodic reports to satisfy a requirement of current adequate information for any securities transactions.

In addition to comments on our form 10, we are subject to a continuing requirement to update our Quarterly and Annual Reports to be consistent with any changes made to our Form 10.

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

ITEM  4.  (REMOVED  AND  RESERVED)

None.


PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET  INFORMATION

Our common stock is quoted in United States markets on the Pink Sheets, maintained by Pink OTC Markets, Inc., a privately owned company headquartered in New York City, under the symbol "LEOM." There is no assurance that the common stock will continue to be traded on the Pink Sheets or that any liquidity exists for our shareholders.

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

                              HIGH           LOW
Fiscal  2009
First  Quarter               $0.70          $0.11
Second  Quarter              $1.05          $0.10
Third  Quarter               $0.80          $0.39
Fourth  Quarter              $3.42          $0.50

As of December 31, 2009, the Company had 100,000,000 shares of common stock authorized with 40,708,115 shares issued and outstanding, and approximately 9,294,694 freely tradable shares in the public float. These shares were held by approximately 885 shareholders of record and Company estimates by over 1,000 beneficial shareholders.

PENNY  STOCK  REGULATIONS

Our common stock is quoted in United States markets on the Pink Sheets, maintained by Pink OTC Markets, Inc., a privately owned company headquartered in New York City, under the symbol "LEOM." On March 31, 2009 the last reported sale price of our common stock was $2.00 per share. As such, the

Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the year ended December 31, 2009, and in the subsequent period through the date hereof the Company made the following issuances of unregistered securities:

On February 3, 2010 we issued 3,000,000 shares to members of our management team as compensation for their services. 2,000,000 shares were issued to our president, Mr. Kang. 500,000 shares each were issued to Jung Yong Lee and Young Il Kim. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 22, 2010 we issued 7,000,000 shares to purchase 50% of Leo B&T. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

OVERVIEW

Leo Motors, Inc. (the "Company") is currently focusing on the development, production, marketing and sale of its e-Scooters and power trains. We also have several other projects in development stages that have been put on hold pending the success of our e-Scooters and power trains.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during 2009, the Company had incurred $3,357,968 in expenses and had realized only $896,953 in revenues. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Our monthly operating cost including salaries and general expense is currently approximately $65,000, as we focus on our e-Bikes and power trains. In April 2010 we received approximately $3 million in revenues from our distribution agreement in Korea; accordingly, we have already secured our annual operating budget for 2009. However, in order to continue the projects we have put on hold, we will require additional revenues or financing.

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

RESULTS  OF  OPERATIONS  -  2009  VS.  2008

Revenues

Sales for the year ended December 31, 2009, were $896,953 compared to $82,435 for the year ended December 31, 2008. Costs of sales were $787,423 and gross profit was $109,530 compared to $35,511 in costs of sales and $46,924 in gross profit for 2008.

The sales made through December 31, 2009 are not generated from recurring business operations as most of our sales to date are of product samples or development services. The company has almost completed the development of electric bike for mass production which will be launched in the market during the 2nd or 3rd quarters of 2010. During the year we also received 3 orders to convert engine vehicles to electric vehicles, which amounted to $318,814; and we delivered our Resort EV to Cusco, which amounted to $391,726 in revenues.

The following is a detailed description of the products sold in 2009:

Product                 Units  Price
----------------------  -----  --------
e-Bike                     14  $ 40,761
Resort EV                   1  $391,726
Power train                 3  $ 54,615
World Box                   3  $ 91,009
Service for Conversion      3  $318,841

Expenses

During the year, we incurred $3,357,968 in expenses, compared to $317,761 in 2008. The primary increase was due to payment of consulting and service fee by stock for $2,413,055. The company also hired more than 18 employees during 2009 and the number of employees was increased from 6 in 2008 to 24 in 2009. The company also rented an additional two buildings near our existing office as an R&D Center and a sales office.

Expenses  for  2009  and  2008  consisted  of  the  following:

Expenses:                                    2009      2008
Salaries and Benefits                  $  598,418  $169,149
Consulting and Service Fees             2,413,055    23,132
Selling, General and Administrative       346,495   125,480

Salaries and Benefits - consist of total cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

Consulting and Service Fees - consist of consist of accounting, legal, and professional fees.

Selling, General and Administrative - consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses.

OFF-BALANCE  SHEET  ARRANGEMENTS

None.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Description                                                   Page
------------------------------------------------------------  ----

Report of Independent Registered Public Accounting Firm       F-14

Consolidated Balance Sheets                                   F-15

Consolidated Statements of Operations                         F-16

Consolidated Statements of Changes in Shareholders' Interest  F-17

Consolidated Statements of Cash Flows                         F-18

Notes to Consolidated Financial Statements                    F-19

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To  the  Shareholders  and  Board  Members  of  Leo  Motors,  Inc.:

We have audited the accompanying consolidated statements of financial position of Leo Motors Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operation, changes in stockholders' interst and cash flows for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidataed financial position of Leo Motors, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 15 to the financial statements the Company incurred a net loss during the years ended December 31, 2009 and 2008 and has a retained deficit at December 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



\s\  Gruber  &  Company  LLC
----------------------------
Gruber  &  Company  LLC

Dated  April  5,  2010
Lake  St.  Louis,  Missouri

                                LEO MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                        As of December 31,
ASSETS                                      NOTE         2009          2008
------------------------------------------  -------  ------------  ------------
CURRENT ASSETS
   Cash  in banks                                    $   499,025   $    32,181
   Accounts Receivable-net of allowance
     of $8,394 and $11,735, respectively    NOTE 4       244,670        13,854
   Inventory                                NOTE 5       395,001        35,575
   Prepaid costs and other current assets                151,067       130,568
                                                     ------------  ------------
     TOTAL CURRENT ASSETS                              1,289,763       212,178

Fixed assets- net of accumulated
  depreciation                              NOTE 6       157,981         5,940
Deposit                                                  107,640        63,104
                                                     ------------  ------------
     TOTAL OTHER ASSETS                                  265,621        69,044
                                                     ------------  ------------
                  TOTAL ASSETS                       $ 1,555,384   $   281,222
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Commitments and Contingencies               NOTE 13
CURRENT LIABILITIES
   Short term borrowings                    NOTE 9   $   428,229   $         -
   Accounts payable and accrued expenses                 433,004        16,850
  Other payables                                           5,847
  Taxes Payable                                                -         2,080
  Payments received in advance
    from customers                          NOTE 8       296,167       396,197
  Related party payable                     NOTE 7             -       804,794
                                                     ------------  ------------
TOTAL CURRENT LIABILITIES                              1,163,247     1,219,921

Accrued severance benefits                                30,030             -
                                                     ------------  ------------
TOTAL LIABILIITIES                                     1,193,277     1,219,921

Minority interest                                      1,020,428             -

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, Authorized
  100,000,000 Shares, $0.001 par
  value, 40,708,115 and 31,613,115,
  shares issued and outstanding             NOTE 10       40,708        31,613
   Additional paid-in capital                          3,964,160       323,351
   Comprehensive income (Loss)                           406,476       237,386
   Deficit                                            (5,069,666)   (1,531,049)
                                                     ------------  ------------
     TOTAL STOCKHOLDERS' DEFICIT                        (658,322)     (938,699)
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $ 1,555,384   $   281,222
                                                     ============  ============

                       Please see the accompanying notes

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    For the fiscal years ended
                                                           December 31,
                                         NOTE          2009            2008
                                         ------  ----------------  -------------

Sales                                    NOTE 1  $       896,953   $     82,435
                                                 ----------------  -------------
TOTAL SALES                                              896,953         82,435
COST OF SALES                                           (787,423)       (35,511)
                                                 ----------------  -------------
GROSS PROFIT                                             109,530         46,924

EXPENDITURES :
  Salaries and benefits                                  598,418        169,149
  Consulting and service fees            NOTE 1        2,413,055         23,132
  Selling , general and administrative                   346,495        125,480
                                                 ----------------  -------------

TOTAL EXPENDITURES                                     3,357,968        317,761
                                                 ----------------  -------------

NET LOSS FROM OPERATIONS                              (3,248,438)      (270,837)

OTHER INCOME & (EXPENSES)
  Interest income                                          1,631              -
  Interest expense                                        (9,551)             -
  Non-operating income                                    92,652        105,268
  Non-operating expense                                 (214,738)             -
                                                 ----------------  -------------

Total Other Income & (Expenses)                         (130,006)       105,268
                                                 ----------------  -------------

NET LOSS BEFORE INCOME TAX & BENEFIT                  (3,378,444)      (165,569)

Current income taxes                     NOTE 1                -              -

Loss attributable to minority interest                  (160,173)             -
                                                 ----------------  -------------

NET INCOME  (LOSS)                               $    (3,538,617)  $   (165,569)
                                                 ================  =============

COMPREHENSIVE LOSS:
  Unrealized foreign currency
    transaction gain (loss)              NOTE 1            4,698           (540)
                                                 ----------------  -------------

  COMPREHENSIVE INCOME (LOSS)                    $    (3,533,919)  $   (166,109)
                                                 ================  =============

LOSS PER SHARE - BASIC & DILUTED         NOTE 3            (0.09)         (0.01)
                                                 ================  =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             37,743,179     30,637,515
                                                 ================  =============

                       Please see the accompanying notes

                                                     LEO MOTORS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                Additional                                       Total
                                           Common      Stock     Paid in     Comprehensive    Earnings       Stockholders'
                                           Shares     Amount     Capital      income(Loss)    (Deficit)         Equity
                                         -----------  -------  -----------  ---------------  ------------  ---------------

Balance, January 1, 2008                 $30,312,315  $30,312  $   181,570  $            -   $  (357,796)  $     (145,914)

Net loss for the year                                                              (52,446)   (1,007,144)      (1,059,590)
Balance December 31, 2007                 30,312,315   30,312      181,570         (52,446)   (1,364,940)      (1,205,504)
Stock issusd for debt and services         1,300,800    1,301      141,781                                        143,082
net Loss for the year                                                              289,832      (166,109)         123,723
                                         -----------  -------  -----------  ---------------  ------------  ---------------

 Balance,  December 31, 2008              31,613,115   31,613      323,351         237,386    (1,531,049)        (938,699)


Stocks issued for service and
 cash during the year                      9,095,000    9,095    3,640,809                                      3,649,904
Net loss for the year ended
  December 31, 2009                                                                           (3,538,617)      (3,538,617)
Foreign currency translation adjustment                                            169,090                        169,090
                                         -----------  -------  -----------  ---------------  ------------  ---------------

 Balance, December 31, 2009               40,708,115  $40,708  $ 3,964,160  $      406,476   $(5,069,666)  $     (658,322)
                                         ===========  =======  ===========  ===============  ============  ===============

                                             Please see the accompanying note

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 For the fiscal years ended
                                                         December 31
                                                    2009            2008
                                              ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $    (3,538,617)  $   (166,109)
    Adjustments to reconcile net loss to
      net cash provided by operating
      activities : Stock issued                             -        143,082
    Depreciation                                       39,195         18,601
Comprehensive loss                                    169,090        289,832
(Increase) decrease in inventory                     (359,426)       (16,260)
(Increase)  decrease in accounts receivable          (230,816)           687
(Increase)  decrease in deposit/prepaid               (20,499)        79,990
Increase (decrease) in accounts payables
  and accrued expenses                                416,154              -
Increase (decrease) in other payable                    5,847              -
Payments in advance from customers                   (100,030)      (136,198)
Increase (decrease) in taxes payable                   (2,080)       (32,708)
Increase (decrease) in accrued
  severance benefits                                   30,030              -
                                              ----------------  -------------
  Net Cash Provided by (Used in)
    Operating Activities                           (3,591,152)       180,917

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                           (191,236)             -
  Outlay for deposit                                  (44,536)             -
                                              ----------------  -------------
Net Cash Provided by (Used in)
  Investing Activities                               (235,772)             -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing, net
  of repayment during the period                      428,229              -
Debt reduction related party                         (804,794)      (186,797)
Increase in minority interest                       1,020,428              -
Issuance of common stocks                           3,649,904              -
                                              ----------------  -------------
Net Cash flows from financing activities            4,293,767       (186,797)
  Effect of exchange rate on cash                           -              -
                                              ----------------  -------------
  Net Increase (Decrease) in Cash                     466,843         (5,880)
  Cash at the Beginning of the period                  32,181         38,061
                                              ----------------  -------------

  Cash at the End of the period               $       499,025   $     32,181
                                              ================  =============

Supplemental  Cash Flow Disclosures:
  Cash paid during year for interest          $         9,551   $          -
                                              ================  =============
  Cash paid during year for taxes             $             -   $          -
                                              ================  =============

                       Please see the accompanying notes

                                LEO MOTORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2009

NOTE  1  -  BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Company  Business
-----------------

Company is currently in development, assembly and sales of the specialized electric vehicle.

Background
----------

Leo Motors, Inc, Inc (the "Company") was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shini Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007.

NOTE  2  -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles ( "USGAAP") and have been consistently applied in the preparation of the financial statements.

Basis  of  Presentation  and  Consolidation
-------------------------------------------

These financial statements and related notes are expressed in US dollars. The Company's fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Use  of  Estimates
------------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable inventory and prepaid expenses, accounts payable and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

Revenue  Recognition
--------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company generates revenue from the delivery of goods and records revenues when the sales are completed, already collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers.

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the delivery of professional services. Pricing is fixed and determinable according to the Company's published brochures and price lists.

Accounts  Receivables
---------------------

Accounts receivables of the Company are reviewed to determine if their carrying value has become impaired.

The Company considers the assets to be impaired if the balances are greater than one-year old. Management regularly reviews accounts receivable and will establish an allowance for potentially uncollectible amounts when appropriate. When accounts are written off, they will be charged against the allowance.

Receivables are not collateralized and do not bear interest. The Company has established a reserve on receivables of $ 8,394 in 2009 and $11,735 in 2008.

Concentration  of  Credit  Risk
-------------------------------


Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Korea. The Company has not experienced any losses in such bank accounts through December 31, 2009. At December 31, 2009, our bank deposits were $498,238.

The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Cash  Equivalents
-----------------

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Fixed  Assets
-------------

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

Comprehensive  Income
---------------------

The Company follows ASC Topic 220 Comprehensive Income formerly Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

The functional currency of the Company is the Korean Won. Assets and liabilities are translated to U.S. Dollars at the period-end exchange rates ($.000856458) and revenues and expenses are translated at weighted average exchange rates for the period, which was (.0000783453) and resulting translation adjustments are recorded as a component of stockholders' equity in other comprehensive income
(loss).

Advertising  Costs
------------------

Advertising costs are expensed as incurred. The total advertising expense were $ 2,992 and have been included as part of selling and marketing expenses.

Income  Taxes
-------------

The Company accounts for income taxes under ASC Topic 740 formerly SFAS 109, "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC Topic 740 also requires that uncertain tax positions are evaluated in a two-step process whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized

Loss  per  Share
----------------

In accordance with ASC Topic 260 formerly SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income /
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Consulting  and  Service  Fees
------------------------------

It consist of consist of accounting, legal, and professional fees and in 2009, most of it paid in common stock.

Research  and  Development
--------------------------

According to Statement of Financial Accounting Standards No 2, research and product development costs are expensed as incurred.

Stock-Based  Compensation
-------------------------

The Company has adopted ASC Topic 718, formerly SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

Foreign  Currency  Translation
------------------------------

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Topic 830-20, formerly SFAS No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Korean subsidiaries is the Korean Won ( KRW). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2009 was $ 4,698. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of December 31, 2009 and for the year then ended, the exchange rate for the local currency, KRW was $ 1 USD for 1,167.60and 1,276.40 KRW, respectively.

Recent  Accounting  Pronouncements
----------------------------------

In April 2009, the FASB released ASC Topic 820, formerly FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("SFAS No. 157-4"). SFAS No. 157-4 supersedes SFAS No. 157-3. SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for the Company) and shall be applied prospectively. SFAS No. 157-4 does not have a material impact on the preparation of and disclosures in the Company's financial statements.

In May 2009, the FASB issued ASC Topic 855-10-5, formerly SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009 (see note 10 in the notes to the financial statements included in this Report on Form 10-K).

In June 2009, the FASB issued an amendment of ASC Topic 860, formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 ("SFAS No. 166"). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Additionally, SFAS No. 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 is effective for fiscal periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 amends guidance in Interpretation 46
(R) for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;
(iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity's economic performance. SFAS No. 167 is effective for fiscal and interim periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for fiscal and interim periods ending after September 15, 2009 (September 30, 2009 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 168.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009. The Company adopted this guidance on November 1, 2009 which did not have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements (amendments to ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring measurements. The guidance requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company's financial position, results of operations or cash flow.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855,
Subsequent Events). ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. The Company adopted this guidance on this date, which did not have a material impact on its financial position, results of operations or cash flows.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE  3  -  EARNINGS  PER  SHARE

Basic loss per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

NOTE  4  -  ACCOUNTS  RECEIVABLE

The Company recognizes a receivable on sales of parts and electrical motor equipment. December 31, 2009 balance of accounts receivable was $ 244,670, net of reserve for doubtful accounts. The Company has established a reserve for allowance for doubtful accounts in 2009 equal to $8,394.

NOTE  5  -  INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry. As of December 31, 2009, the inventory consisted of:

Raw materials   $161,947
Finished goods   233,054
                --------
TOTAL           $395,001
                ========

NOTE  6  -  FIXED  ASSETS

The  Company's  assets  consist  of  the  following:

Vehicles                                       $ 77,753
Tools                                            67,679
Equipment, furniture , fixtures and equipment    55,396
                                               ---------
                                                200,828
Less Accumulated Depreciation                   (42,847)
                                               ---------
Net                                            $157,981
                                               =========

The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $ 39,195 in 2009.

NOTE  7  -  DUE  TO  RELATED  PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The Company reduced this obligation by the issuance of 1,000,800 valued at $110,088 during 2008 and cash repayment in 2009.

NOTE  8  -  PAYMENTS  RECEIVED  IN  ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of December 31, 2009, the balance of payments received in advance was $ 296,167.

NOTE  9-BANK  LOAN

The Company is indebted to Shin Han Bank at December 31, 2009 for $ 428,229, payable in May 2010, interest at 6.57 % per annum. The loan is secured by guarantee issued by 'KIBO", a Korean government agency created to guarantee loans to small-to-medium technology companies.

NOTE  10  -  CAPITAL  STOCK

Company has only one class of stock, common stock. For the year ended December 31, 2009 the Company issued 9,095,000 shares. The shares for services were recognized as an expense in Consulting and service fees. The Company us authorized to issue 100,000,000 shares and as of December 31, 2009, the Company has 40,708,115 shares issued and outstanding.

NOTE  11  -  OPERATING  RISK

(a)  Concentration  of  credit  risk

Financial  instruments  that  potentially expose the Company to concentration of
credit  risk  consist  primarily  of  cash.   The  Company  places its cash with
financial  institutions  with  high  credit  ratings.

(b)  Country  risk

Revenues of the Company are mainly derived from the sale in Korea. The Company hopes to expand its operations to other Countries, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of Korea could have a material adverse effect on the Company's financial condition.

(c)  Product  risk

The Company might have to compete with larger companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that Company will remain competitive should this occur.

(d)  Exchange  risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Korean Won were converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(e)  Key  personnel  risk

The Company's future success depends on the continued services of few individuals and loss of one or several of their service would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key man insurance on their life but plan to implement in near future. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees.

NOTE  12  -  SEGMENT  INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In period ended December 31, 2009, the Company operated in a single reportable business segment, sales of specialized electric vehicle.

The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Condensed information with respect to these reportable business segments for the period is as follows:

Sales  from  specialized  electric  vehicles   $  896,953

NOTE  13  -  COMMITMENT  AND  CONTINGENCIES

13.1  Lease  Commitments

Company leases its office space and assembly facilities in HaNam City in Korea which expires on 03/31/2011 and its monthly minimum rental is $ 6,875.

The minimum obligations under such commitments for the years ending December 31 until its expiration are:

Year 2010      $82,500
Year 2011      $86,600
Year 2012      $91,000

Rental  expense  for  the  period  ended  December  31,  2009  were  $  32,252.

13.2   Litigation

The Company has no threatened, pending or unsettled litigation as of April 5, 2010, the date the financial statement is available for issuance.

NOTE  14  -  SUBSEQUENT  EVENTS

On February 11, 2010, Leo Motors, Inc. (the "Company") entered into an agreement to purchase 50% of Leo BnT Co. Ltd, a Korean Corporation ("BNT"), from two shareholders of BNT in exchange for 7,000,000 shares of the Company's common stock.

In May, 2010, the Company appointed M&M Corp as its exclusive Korean provider of electric scooters. Upon entering the agreement, M&M paid the Company 400,000,000 Korean Won for the order of 170 units of e-scooters. On April 2, 2010, M&M placed a definitive order for 1,170 units for 4.2 billion Korean Won (approximately $3.73 Million US), and has advanced a down payment of 300 billion Korean Won (approximately $2.66 million US).

NOTE  15-GOING  CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,538,617 during the year ended December 31, 2009, and as of that date, the Company has a deficit of $5,069,666. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan to continue as a going concern by focusing on increasing short term revenues from sales of its e-Bikes and EV conversion services. In April, 2010 theCompany received its first large scale order for its EVs, which upon fulfillment will generate the Company's first significant revenues from its main plan of operation. See Note 14 above.

The ability of the Company to continue as a going concern is dependent on attaining profitable operations and the success of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM  9A.  CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  disclosure  controls  and  procedures
        -----------------------------------------------------

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

(b)     Management's  Report  on  Internal  Control  over  Financial  Reporting
        -----------------------------------------------------------------------

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

Under the supervision of our Chief Executive Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2009 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c)     Change  in  Internal  Controls
        ------------------------------

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM  9B.  OTHER  INFORMATION

None.


PART  III

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE

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

NAME OF DIRECTOR OR OFFICER  AGE  POSITION
                                  Chief Executive Officer, President
Robert S. C. Kang             49  and Interim Chief Financial Officer

Jung Yong ("John") Lee        45  Chief Technical Officer and Director

Young Il Kim                  54  Director

EXECUTIVE  OFFICER  AND  DIRECTOR  BIOS

Robert S. C.Kang, Chief Executive Officer, President and Interim Chief Financial
--------------------------------------------------------------------------------
Officer
-------

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

He  got  his  BS  (Literature)  at Korea Univ. MA (Advertising) in University of
Oregon,  and  Ph.D.  (Marketing)  at  Dongguk  Univ.  in  Korea.

Jung  Yong  (John)  Lee,  Chief  Technical  Officer  and  Director
------------------------------------------------------------------

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

Young  Il  Kim,  Director
-------------------------

Dr. Kim joined the Company on October 11, 2009. Dr. Kim began his career in the auto industry in 1988, at Panther Sports Car as Senior Designer and Manager. He later served as Chief Designer of commercial vehicles and concept vehicles at Sang-Yong Motor Company before joining the Hyundai Motor Group in 1995.

From 1995 through 2007, Dr. Kim held various positions of increasing responsibility under the Hyundai and Kia Motors Group umbrella, including Chief Designer at Hyundai Precision through March 2005, Chief Designer and Senior Vice President at Hyundai and Kia Marketing Division from March 2005 to September 2006, and Executive Vice President in the Marketing Division in charge of Brand and Design Differentiation between Hyundai and Kia Motors from September 2006 to February 2007. From then until March 2009 he was CEO and President of Innocean Worldwide, a Marketing and Advertising Company of the Hyundai and Kia Group.

Dr. Kim, who holds an Industrial Designer of Product Design degree from Wuppertal University, Germany, and a PhD in Design from Kook-Min University, Seoul, Korea, has enjoyed a distinguished academic career as well, having lectured at various colleges and universities on the subjects of design and marketing since 2000. Dr. Kim was a visiting professor at Gothenburg University, Sweden during the 2004/05 academic year, and is currently serving as a visiting professor at Kyung-hee University, where he began in August 2009.

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2008 and our own records, we believe that no officer or director failed to file timely a Form 3, 4 or 5 during the year ending December 31, 2009.

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

ITEM  11.  EXECUTIVE  COMPENSATION

COMPENSATION  DISCUSSION  AND  ANALYSIS

Objectives  and  Philosophy  of  our  Executive  Compensation  Program
----------------------------------------------------------------------

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

Named  Executive  Officers
--------------------------

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive officers during the last full fiscal period reported herein, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the "named executive officers.

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

Equity  Awards
--------------

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

Benefits  and  other  compensation
----------------------------------

Our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the date of this Registration
Statement,  we  have  not  implemented  any  such  employee  benefit  plans.

CURRENT  EXECUTIVE  COMPENSATION

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

Agreed  Compensation
--------------------

Robert Kang, President, Chief Executive Officer and Interim Chief Financial Officer - Dr. Kang will earn an annual Salary of $ 300,000 as compensation for his services as president and CEO.

GRANTS  OF  PLAN-BASED  AWARDS  TABLE  FOR  FISCAL  YEAR  2009

On January 15, 2010, the Company adopted an employee stock option plan, designated as the "2010 Employee Stock Option Plan. During fiscal 2009, we did not grant any equity awards under any equity award plan. 10,000,000 options were issued to our CEO on February 1, 2010.

OPTION  EXERCISES  FOR  FISCAL  2009

During  fiscal  2009,  none  of  the named executive officers exercised options.

NONQUALIFIED  DEFERRED  COMPENSATION

We currently offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees, including the named executive officers.

COMPENSATION  OF  DIRECTORS

We intend to use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. We issued 300,000 shares of common stock to Young Il Kim upon his appointment to the board of directors on October 11, 2009. We have not provided any other compensation to any member of our Board of Directors for the fiscal year ended December 31, 2009.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to, or accrued by, the Company's highest paid executive officers during the fiscal years ended December 31, 2009 and December 31, 2008.  No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during that fiscal year.
NAMED                   ANNUAL         ANNUAL         OTHER         COMPENSATION   LONG TERM
EXECUTIVE               COMPENSATION   COMPENSATION   ANNUAL        RESTRICTED     COMPENSATION  LTIP
OFFICER           YEAR  SALARY ($)     BONUS ($)      COMPENSATION  STOCK (#)      OPTIONS       PAYOUTS  ALL OTHER
----------------  ----  -------------  -------------  ------------  -------------  ------------  -------  ---------
Robert Kang       2008      25,000(2)              0             0              0             0        0          0
                  2009     336,527                 0             0              0             0        0          0
Jung Yong Lee(1)  2008      48,551(3)              0             0              0             0        0          0
                  2009      32,810                 0             0              0             0        0          0

(1) Jung Yong Lee was the Company's President and CEO from September 19, 2007 to November 18, 2008.
(2) Robert Kang became the Company's President and CEO on November 18, 2008.  Salary amount represents one month's prorated portion of agreed $300,000 per year salary.
(3) Number represents average 2008 exchange rate between US$ and Korean Won.  Mr. Lee was paid 52 million Korean
Won for his services in 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2009.
                OPTION AWARDS
                ---------------------------------------------------------------------------------
                NUMBER OF        NUMBER OF
                SECURITIES       SECURITIES         EQUITY INCENTIVE
                UNDERLYING       UNDERLYING         PLAN AWARDS:            OPTION
                UNEXERCISED      UNEXERCISED        NUMBER OF SECURITIES    EXERCISE   OPTION
                OPTIONS          OPTIONS            UNDERLYING UNEXERCISED  PRICE      EXPIRATION
NAME            (#) EXERCISABLE  (#) UNEXERCISABLE  UNEARNED OPTIONS        ($)        DATE
--------------  ---------------  -----------------  ----------------------  ---------  ----------
Robert Kang(1)                0                  0                       -          -           -

(1) Mr. Kang was issued 10,000,000 options in Fiscal 2010.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table shows the beneficial ownership of our common stock as of April 14, 2010. The table shows the amount of shares owned by:

(1) each person known to us who owns beneficially more than five percent of the outstanding shares of any class of the Company's stock, based on the number of shares outstanding as of April 14, 2010;
(2)     each  of  the  Company's  Directors  and  Executive  Officers;  and
(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

                                       AMOUNT OF     PERCENT OF
IDENTITY OF                            SHARES        SHARES
PERSON OR                              BENEFICIALLY  BENEFICIALLY
GROUP                                  OWNED         OWNED(1,2)     CLASS
-------------------------------------  ------------  -------------  ------
Robert Kang
CEO, President
and Interim CFO                          16,450,000(3)       27.1%  Common
                                       ------------  -------------  ------
Jung Yong Lee
CTO and Director                          3,500,000           6.9%  Common
                                       ------------  -------------  ------
Young Il Kim
Director                                    500,000           1.6%  Common
                                       ------------  -------------  ------
All Directors and Officers as a Group    20,450,000          33.7%  Common
-------------------------------------  ------------  -------------  ------


(1) The percentage of shares owned is based on 50,708,115 shares being outstanding as of April 14, 2010. If the beneficially owned shares of any individual or group in the above table include any options, warrants, or other rights to purchase shares in the Company's stock, such right to purchase shares (if any) is disclosed by footnote below and the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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

(3) Includes 6,450,000 shares and options to purchase 10,000,000 shares, issued under the 2010 Employee Stock Option Plan.

ITEM  13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SEA  MOTORS,  INC.

In January 2009 we entered into a definitive consulting agreement with SEA Motors, of which Dr. Kang was formerly part of management. Dr. Kang joined Leo Motors subsequent to entering the agreement. Dr. Kang resigned his position with SEA prior to execution of the definitive agreement but after performing certain consulting services in anticipation thereof, and thus the Company agreed to pay a consulting fee of 700,000 shares of common stock directly to Dr. Kang.

As of the date hereof, the Company has not entered into any other agreements with related parties, and there are no other conflicts of interests of any of the Company's officers, directors or affiliates known to the Company.

DIRECTOR  INDEPENDENCE

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. As all of the Company's directors are employees of the Company, the Company does not have any independent directors on its Board, as defined by the New York Stock Exchange.


ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The following is a summary of the fees paid to Gruber & Company LLC, the Company's independent public accounting firm, during the fiscal years ended December 31, 2008 and 2007.



                       2009      2008
                    -------  --------
Audit fees          $35,000  $30,0001
                    -------  --------
Audit-related fees        -         -
Tax fees                  -         -
All other fees            -         -
TOTAL               $35,000  $-30,000


(1)  Fees  for  the  audit  of  our  2007  and  2006  financial  statements

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

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

FINANCIAL  STATEMENTS  AND  SCHEDULES.

The following consolidated financial statements of Leo Motors, Inc. and Subsidiaries are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

Report  of  Independent  Registered  Public  Accounting  Firm

Consolidated  Balance  Sheets  as  of  December  31,  2009  and  2008

Consolidated Statements of Operations for the years ended December 31, 2009, and
    2008

Consolidated Statements of Changes in Shareholders' Interest for the years ended
    December  31,  2009  and  2008

Consolidated  Statements of Cash Flows for the years ended December 31, 2009 and
    2008

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

                                   LEO  MOTORS,  INC.
                                   (THE  REGISTRANT)


                                   By     \s\  Robert  Shi  Chul  Kang
                                          ----------------------------
                                   Robert  Shi  Chul  Kang
                                   Chief  Executive  Officer,  President  and
                                   Interim  Chief  Financial  Officer


Date: April 15, 201