Form 10-Q
period 2010-03-31
Leo Motors, Inc.
filed 2010-05-24
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of March 31, 2010 was 31,613,115 shares.

                                LEO MOTORS, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                 PAGE NO.
----------  ----------------------------------------------------  --------

Item 1.     Consolidated Interim Financial Statements (Unaudited)

            Consolidated Balance Sheets at
            March 31, 2010 (unaudited)                                 F-3

            Consolidated Statements of Operations for
            the three months ended March 31, 2010 (Unaudited)          F-4

            Consolidated Statement of Changes in Stockholder's Equity
            for the three months ended March 31, 2010..................F-5

            Consolidated Statement of Cash Flows for
            the three months ended March 31, 2010 (Unaudited)          F-6

            Notes to Condensed Consolidated Interim Financial
            Statements (unaudited)                                     F-7

Item 2.     Management's Discussion and Analysis                        17

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk.                                                21

Item 4.     Controls and Procedures                                     21


PART II.    OTHER INFORMATION
----------  ----------------------------------------------------

Item 1.     Legal Proceedings                                           22

Item 2.     Unregistered Sales of Equity Securities and
            Use of Proceeds                                             22

Item 3.     Defaults Upon Senior Securities                             22

Item 4.     Submission of Matters to a Vote of Security Holders         22

Item 5.     Other Information                                           22

Item 6.     Exhibits                                                    23

Signatures                                                              23

PART I.  FINANCIAL INFORMATION.

ITEM 1.  CONDENSED CONSONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                LEO MOTORS, INC.
                         (a development stage company)
                          CONSOLIDATED BALANCE SHEETS
                                 March 31, 2010

                                                        MARCH 31, 2010    DECEMBER 31, 2010
                                                       ----------------  -------------------
ASSETS                                                      (Unaudited)            (Audited)
-----------------------------------------------------
CURRENT ASSETS
   Cash                                                $        80,525   $          499,025
   Accounts Receivable - net                                     8,857              244,670
  Short-term loan                                              240,735                    -
  Advance payments                                             191,176                    -
   Inventory                                                   810,198              395,001
   Prepaid costs and other current assets                      113,402              151,067
                                                       ----------------  -------------------
     TOTAL CURRENT ASSETS                                    1,444,893            1,289,763

Fixed assets- net of accumulated depreciation                  196,518              157,981
 Intangible assets                                           1,368,538                    -
 Investment in a subsidiary                                 10,850,000                    -
 Deposit                                                        88,407              107,640
                                                       ----------------  -------------------
     TOTAL OTHER ASSETS                                     12,503,463              265,621
                                                       ----------------  -------------------
                  TOTAL ASSETS                              13,948,356            1,555,384
                                                       ================  ===================

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
-----------------------------------------------------
Commitments and Contingencies
CURRENT LIABILITIES
   Short term borrowings                               $       442,870   $          428,229
   Accounts payable and accrued expenses                        97,937              433,004
   Accrued payroll                                             300,000                    -
  Other payables                                                 6,777                5,847
  Taxes Payable                                                                           -
  Payments received in advance from customers                  912,626              296,167
                                                       ----------------  -------------------
TOTAL CURRENT LIABILITIES                                    1,760,210            1,163,247
Accrued severance benefits                                      62,695               30,030
                                                       ----------------  -------------------
TOTAL LIABILIITIES                                           1,822,905            1,193,277

Minority interest                                              940,145            1,020,428
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, Authorized 100,000,000 Shares,
0.001 par value, 50,783,115 and 40,708,115 , shares
issued and outstanding as of March 31, 2010 and
December 31, 2009, respectively                                 50,783               40,708
   Additional paid-in capital                               19,262,835            3,964,160
  Comprehensive income (Loss)                                  576,588              406,476
 Deficit                                                    (8,704,900)          (5,069,666)
                                                       ----------------  -------------------
     TOTAL STOCKHOLDERS' DEFICIT                            11,185,306             (658,322)
                                                       ----------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                       $    13,948,356   $        1,555,383
                                                       ================  ===================


          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three months Ended March 31, 2010 and 2008
                                  (Unaudited)


                                                             For the 3-Months Ended
                                                                   March 31,
                                                               2010           2009
                                                          --------------  ------------

Sales                                                     $      12,463   $   359,881
                                                          --------------  ------------

 TOTAL SALES                                                     12,463       359,881
 COST OF SALES                                                    7,340       208,203
                                                          --------------  ------------
 GROSS PROFIT                                                     5,123       151,678

 EXPENDITURES :
    Salaries and benefits                                     4,476,891        26,214
    Consulting and service fees                                 142,975        34,552
    Selling , general and administrative                        108,938     2,201,662
                                                          --------------  ------------

 TOTAL EXPENDITURES                                           4,728,804     2,262,428
                                                          --------------  ------------

 NET LOSS FROM OPERATIONS                                    (4,723,681)   (2,110,750)

 OTHER INCOME & (EXPENSES)
    Interest income                                                  33             -
    Interest expense                                             (7,080)            -
    Non-operating income                                          2,261        15,703
    Non-operating expense                                           (54)            -
                                                          --------------  ------------
 Total Other Income & (Expenses)                                 (4,840)       15,703
                                                          --------------  ------------

 NET LOSS BEFORE INCOME TAX & BENEFIT                        (4,728,521)   (2,095,047)

 Current income taxes                                                 -             -
 Loss attributable to minority interest                       1,093,287             -
                                                          --------------  ------------

 NET LOSS                                                 $  (3,635,234)  $(2,095,047)
                                                          ==============  ============

 Comprehensive Loss:
     Unrealized foreign currency transaction gain (loss)              -          (202)
                                                          --------------  ------------

      COMPREHENSIVE INCOME (LOSS)                         $  (3,635,234)  $(2,095,047)
                                                          ==============  ============

  LOSS PER SHARE - BASIC & DILUTED                               (0.085)       (0.066)
                                                          ==============  ============

 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  42,917,282    31,613,115
                                                          ==============  ============

The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
               For the three months Ended March 31, 2010 and 2008


                                                            Additional     Accumulated      Retained          Total
                                  Common Stock               Paid in      Comprehensive     Earnings       Stockholders'
                                     Shares      Amount      Capital       income(Loss)     (Deficit)        Equity
                                  ------------  --------  --------------  -------------  ---------------  ------------

Balance, December 31, 2009          40,363,115  $ 40,708  $    3,964,160  $     406,476  $   (5,069,666)  $  (658,322)

Common stocks issued for
compensation, February 8, 2010       3,075,000     3,075       4,455,675                                    4,458,750
Common stocks issued for
acquisition of Leo BnT Co. Ltd.      7,000,000     7,000      10,843,000                                   10,850,000
Foreign currency translation
adjustment                                                                      170,112                       170,112
Net loss for the 3-months period
ended March 31, 2010                                                                         (3,635,234)   (3,635,234)
                                  ------------  --------  --------------  -------------  ---------------  ------------
Balance,  March 31, 2009            50,783,115  $ 50,783  $   19,262,835  $     576,588  $   (8,704,900)  $11,185,306
                                  ============  ========  ==============  =============  ===============  ============


          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three months Ended March 31, 2010 and 2008

                                                                      For the 3-Months ended
                                                                             March 31,
                                                                        2010           2009
                                                                   --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $  (3,635,234)  $(2,095,047)
Adjustments to reconcile net loss to net cash provided by
  operating activities :
   Depreciation                                                           19,839         4,750
   Compensation paid                                                   4,458,750     2,166,667
   Comprehensive loss                                                    170,112      (216,174)
  *(Increase) decrease in inventory                                     (415,197)       30,803
  *(Increase)  decrease in accounts receivable                           235,813       (32,560)
  *(Increase)  decrease in advance payments                             (191,176)            -
  *(Increase)  decrease in prepaid costs and other
      current assets                                                      37,665           855
    Increase (decrease) in accounts payables and
       accrued expenses                                                 (335,067)            -
   Increase (decrease) in other payable                                      929             -
   Increase (decrease) in advance from customers                         616,459      (303,750)
   Increase  (decrease) in taxes payable                                       -        35,123
   Increase (decrease) in accrued payroll and severance benefits         332,665             -
                                                                   --------------  ------------
Net Cash Provided by (Used in) Operating Activities                    1,295,558      (409,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in short-term loans                                            (240,735)            -
Acquisition of property, plant and equipment                             (58,376)            -
Proceeds from related party                                                    -       546,807
Change in rent deposit                                                    19,233             -
Acquisition of intangible assets                                      (1,368,538)            -
                                                                   --------------  ------------
Net Cash Provided by (Used in) Investing Activities                   (1,648,416)      546,807

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing, net of repayment
   during the period                                                      14,641             -
Debt reduction related party                                                   -             -
Increase in minority interest                                            (80,283)            -
                                                                   --------------  ------------
Net Cash flows from financing activities                                  65,642             -
    Effect of exchange rate on cash                                            -             -
    Net Increase (Decrease) in Cash                                     (418,500)      137,474
    Reconciliation                                                             -       (13,144)
    Cash at the Beginning of the period                                  499,025        32,181
                                                                   --------------  ------------
CASH AT THE END OF THE PERIOD                                      $      80,525   $   156,511
                                                                   ==============  ============

Supplemental  Cash Flow Disclosures:
    Acquisition of interest in a company paid for in common stock    (10,850,000)            -
    Compensation paid in common stocks                                 4,458,750             -
    Issuance of common stock for acquisition and compensation         15,308,750             -
    Cash paid during year for interest                                     7,080             -
    Cash paid during year for taxes                                            -             -

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010

NOTE  1  -  BACKGROUND

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles ("USGAAP") and have been consistently applied in the preparation of the financial statements.

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

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

Revenue from the performance of services is recognized upon completion of the service.

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

Concentration  of  Credit  Risk
-------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Korea. The Company has not experienced any losses in such bank accounts through March 31, 2010. At March 31, 2010, our bank deposits were $80,278.

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

Comprehensive  Income
---------------------

The Company follows ASC Topic 220 Comprehensive Income, formerly Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

The functional currency of the Company is the Korean Won. Assets and liabilities are translated to U.S. Dollars at the period-end exchange rates ($.000885740) and ($0.00023014) respectively and revenues and expenses are translated at weighted average exchange rates for the period, which was (.000874065) and (.0006959899) respectively. Resulting translation adjustments are recorded as a component of stockholders' equity in other comprehensive income (loss).

Advertising  Costs
------------------

Advertising  costs  are  expensed  as  incurred.

Income  Taxes
-------------

The Company accounts for income taxes under ASC Topic 740, formerly SFAS 109, "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC Topic 740 also requires that uncertain tax positions are evaluated in a two-step process whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized

Loss  per  Share
----------------

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

Consulting  and  Service  Fees
------------------------------

Consulting and Service Fees consist of accounting, legal, and professional fees and for the period, most of it was paid in common stock.

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

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Korean subsidiaries is the Korean Won (KRW). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2010 was $576,588. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of March 31, 2010 and for the period then ended, the exchange rate for the local currency, KRW was $ 1 USD for 1,129 and 1,144 KRW, respectively.

Recent Accounting Pronouncements
--------------------------------

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

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.


NOTE  3  -  EARNINGS  PER  SHARE

Basic loss per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.


NOTE  4  -  ACCOUNTS  RECEIVABLE

The Company recognizes a receivable on sales of parts and electrical motor equipment. The March 31, 2010 balance of accounts receivable was $8,857, net of reserve for doubtful accounts.


NOTE  5  -  INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry. As of March 31, 2010, the inventory consisted of:

Raw materials   $374,268
Finished goods   435,930
                --------
TOTAL           $810,198
                ========

NOTE  6  -  FIXED  ASSETS

The  Company's  fixed  assets  consist  of  the  following:

Vehicles                                       $78,970
Tools                                           32,472
Equipment, furniture , fixtures and equipment  149,493
                                               --------
                                               260,935
Less Accumulated Depreciation                  (64,417
                                               --------
Net                                            $196,518
                                               ========

The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $19,839 for the period.


NOTE  7  -  DUE  TO  RELATED  PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The Company reduced this obligation by the issuance of 1,000,800 valued at $110,088 during 2008 and cash repayment in 2009.


NOTE  8  -  PAYMENTS  RECEIVED  IN  ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of March 31, 2010, the balance of payments received in advance was $912,626.

NOTE  9-BANK  LOAN

The Company is indebted to Shin Han Bank at March 31, 2010 for $442,870, payable in May 2010, interest at 6.57 % per annum. The loan is secured by guarantee issued by 'KIBO", a Korean government agency created to guarantee loans to small-to-medium technology companies.


NOTE  10  -  CAPITAL  STOCK

Company is authorized to issue up to 100,000,000 common shares at $0.001 par value. Total number of common shares issued and outstanding as of March 31, 2010 were 50,783,115 shares and 40,708,115 shares, December 31, 2009.

During the quarter ended March 31, 2010, 10,075,000 new shares were issued, 7,000,000 shares for the purchase of 50 % interest in Leo B & T Inc., valued at $ 1.55 per share or $ 10,850,000, 3,000,000 shares for compensation and 75,000 shares for consulting service, latter two valued at $ 1.45 per share or $ 4,458,750.

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

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In period ended March 31, 2010, the Company operated in a single reportable business segment, sales of specialized electric vehicle.

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

Condensed information with respect to these reportable business segments for the period is as follows:

Sales  from  specialized  electric  vehicles     $12,463

NOTE  13  -  COMMITMENT  AND  CONTINGENCIES

13.1  Lease  Commitments

Company leases its office space and assembly facilities in HaNam City in Korea which expires on March 31, 2011 and its monthly minimum rental is $ 6,875.

The minimum obligations under such commitments for the years ending December 31 until its expiration are:

Year 2010      $82,500
Year 2011      $86,600
Year 2012      $91,000

Rental  expense  for  the  period  ended  March  31,  2010  was  $9,178.

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


NOTE  15-GOING  CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $3,635,234 during the quarter ended March 31, 2010, and as of that date, the Company has a deficit of $8,704,900. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan to continue as a going concern by focusing on increasing short term revenues from sales of its e-Bikes and EV conversion services. In April, 2010 the Company received its first large scale order for its EVs, which upon fulfillment will generate the Company's first significant revenues from its main plan of operation. See Note 14 above.

The ability of the Company to continue as a going concern is dependent on attaining profitable operations and the success of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 16 - ACQUISION OF A BUSINESS AND PRO FORMA CONDENSED COMBINED BALANCE SHEETS AND STATEMENT OF OPERATIONS

On February 11, 2010, the Company entered into an agreement to purchase 50 % of Leo B&T Co. Ltd. from two shareholders of B&T in exchange for 7,000,000 shares of the company's common stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Leo Motors, Inc. (the "Company") is currently in the process of producing and selling its electric scooter models in Korea, which began in the first quarter of this year, with a view to expanding our sales to Japan and other countries in the near future. We are also currently marketing our power train for the conversion of Internal Combustion Engine ("ICE") vehicles into Electric Vehicles. We also have several other projects in various stages of development.

Our immediate term strategy is to develop the sales of our electric scooters and EV conversion services in order to develop revenue streams and profitability. Until we succeed in these regards, our other production-ready projects have been placed on hold. Our recent success has enabled us to continue initial development of some of our projects on a case-by-case basis.

RECENT BUSINESS DEVELOPMENTS

Hilless Electric Scooter Sales

We have begun to mass produce, market, and sell our three models of electric scooters: Hilless 1,3, and 5. Initially, we produced 100 units which were sold out to the dealers who will sell our scooters in Korea, in Japan, and in the U.S. In Korea, the company appointed M&M Corp., a publicly traded company listed on KOSDAQ, a division of the Korea Exchange (KRX), as our exclusive distributor in Korea. We have already received two definitive orders from M&M and in each case have received up-front down payments for the orders. We received 400,000,000 Korean won (approximately $300,000) from M&M as a down payment for the definitive order of 170, and we received 3 billion Korean Won (about $2.66 million) as down payment for the definitive order of 1,170 electric scooters. The second order will be delivered by June 2010, for which we anticipate total revenues of 4.2 billion Korean Won (approximately $3.73 million).

These scooters were also presented to government organizations such as post office and police, social organizations, bigger companies, and delivery businesses. The company is collecting orders from these national providers.

In December, 2009 we participated in the 2009 International Motorcycle Show in Long Beach, California to gauge US marketability of our scooters. We found that the power system is highly competitive with other electric scooters, but we should enhance the design and quality of non electric parts before our scooter will be ready for a US launch.

EV Conversion Kit

We tested our EV conversion kit during September, 2009 and exhibited the kits in Tokyo and Seoul, and have since sold kits and conversion services in Japan and Korea. We must successfully enter into the mass market of the electric power train in order to generate significant revenues from this project.

Leo B&T

On February 11, 2010, Leo Motors, Inc. (the "Company") acquired 50% of Leo B&T Co. Ltd, a Korean Corporation ("Leo B&T"), from two shareholders of Leo B&T in exchange for 7,000,000 shares of the Company's common stock. Leo B&T is an electric bus and truck Company that will convert existing Internal Combustion Engine buses and trucks into electric ones, and will make its own designs of electric buses and trucks in the future.

Through Leo B&T, we have developed a full speed micro electric bus sized with 24 seats, using one 120 kW power train. An initial prototype has been developed and successfully tested. The bus ran more than 65 mph, and demonstrated that it can run more than 60 miles per single charge. Leo B&T's electric bus also did not experience a loss of power despite high speeds and navigation of 30-degree mountain roads. We intend to market this and other bus conversions and original EV designs to governments and will not begin production without a definitive order.

Other Projects

We have several other projects that have been placed on hold while we develop sales from our electric scooters. As we have begun to generate significant revenue from the scooters, we anticipate being able to continue some of these projects on a case by case basis.

We have developed a power storage system for solar and wind powered houses and buildings. We are waiting for additional orders from our Japanese dealer, LMJ, before continuing with this project.

We are in the initial development stages of a canopied four wheel scooter. We have studied the design and power system, and we plan to develop the prototype beginning August, 2010.

We have also developed production ready models of various models of EV, including the S 65 SUV and SKG electric car, which we currently are making available on a pre-order basis only. We do not intend to produce inventory without pre-orders. If we do not receive orders of these vehicles, we may discontinue these projects and use our existing prototypes for demonstration of our power trains.


We have started the development of a 240 kW controller and motor. The controller is developed by our own researchers, and the motor is under development by our supplier based on our design and requirements. With development of 240 kW motor and controller, we are going to have 240kW power train which can be used in heavy duty buses and trucks.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the period, the Company had incurred $4,728,804 in expenses and had realized only $12,463 in revenues. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Our monthly operating cost including salaries and general expense is currently approximately $65,000, as we focus on our e-Bikes and power trains. In April 2010 we received approximately $3 million in a down payment from our distribution agreement in Korea; accordingly, we have already secured our annual operating budget for 2010. However, in order to continue the projects we have put on hold, we will require additional revenues or financing.

Despite being able to reach this stage in our development with limited funding, the EV and general automotive industries are extremely capital intensive, and we will need substantial additional financing in order to produce and sell our EVs. Our anticipated minimum costs of implementing our current business plan are summarized as follows:

e-Bikes

STEP                     ANTICIPATED COST   ANTICIPATED START DATE
-----------------------  -----------------  ----------------------
Initial Design           $             N/A  Completed
Initial Prototypes       $             N/A  Completed
Testing                  $             N/A  Completed
Component Development    $             N/A  Completed
Production Capability    $             N/A  Completed
Production of Inventory  $         100,000  May 2010
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ----------------------
TOTAL                              200,000

Power Trains

STEP                     ANTICIPATED COST   ANTICIPATED START DATE
-----------------------  -----------------  ----------------------
Initial Design           N/A                Completed
Initial Prototypes       $         500,000  April 2010
Testing                  $         500,000  May 2010
Production Capability    $         500,000  September 2010
Production of Inventory  $         100,000  December 2010
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ----------------------
TOTAL                            1,700,000

To date we have raised approximately $936,200 in equity financing, $200,000 in November 2008, $417,000 in January 2009, and $119,200 in May 2009.

To date we have raised approximately $2,340,000 in debt financing. This includes the $1,500,000 advance from Mr. Lee in 2008 and an additional $440,000 loan from Mr. Lee in 2009. In addition, in May, 2009, the Company secured a loan from Shin Han Bank for 500,000,000 Korean Won (approximately $400,000), with a term of one year which can be extended under certain conditions. The loan is guaranteed by KIBO Technology Fund, a non-profit Korean Government institution whose purpose is to provide credit guarantees for new technology-based enterprises, and to promote the growth of technologically strong small and medium enterprises. We have no relationship to KIBO other than the guarantee, and did not compensate KIBO for the guarantee. The loan is due within one year. If we fail to repay the loan, it will be repaid by KIBO and KIBO will seek the amounts from us; however, KIBO generally extends the payment term by up to three years provided that the Company owns the original technology and its management is stable. We will continue to explore additional debt financing opportunities.

Accordingly we have obtained sufficient financing to implement our initial business plan, but are currently seeking up to $10,000,000 in additional financing in order to fully implement plans that have been placed on hole. In addition to the above financing, we continue to negotiate with financial institutions, venture capital firms, and individual investors among our business contacts.

Despite receipt of approximately $3,000,000 in an advanced payment, there continues to be doubt as to our ability to continue in the short term and long term as a going concern. Our plan in the short term is to develop revenue streams from e-Scooters and power train conversions. Our long term survival will depend on the success of these initial plans operations and the generation of significant recurring revenue. If our efforts should fail or fall short of our goal, we will have to restructure our business plan in order to sustain our operations. However, in that event we may be unable to implement our business plan or continue operations.

In addition, the functional currency in our operations is the Korean Won, and we conduct business or plan to conduct business in several other currencies, including that of the US, the Philippines, and Thailand. Foreign currency exchange rates are subject to significant fluctuation which could have a material effect on our liquidity. For example, a material advance payment made in Korean Won decreased in value from December 31, 2007 to December 31, 2008 by over 25%. This represents a significant risk that assets we hold in foreign currencies will lose value due to the change in exchange rates.

RESULTS OF OPERATIONS

Revenues

Sales for the three months ended March 31, 2010 were $12,436 compared to $349,881 for the three months ended March 31, 2009. Costs of sales were $7,340 in the current period and compared to $208,203 in the same period last year. In the three months ended March 31, 2010, we experienced a gross profit of $5,123,
compared to $151,678 in gross profit in the same period in 2009.   Neither
period's sales represent sales from regular business, but rather sales of samples and development services. We anticipate sales in the second quarter to be significantly higher than in the first due to the recent sales to M&M Corp.

Expenses

During the three months ended March 31, 2010, we incurred $4,728,804 in expenses, compared to $2,262,428 for the same period in 2009. The primary increase was due to payment of consulting service fees and development costs. We also hired R&D and sales staff as part of the implementation of our business. The company rented another building near its existing office to operate its sales and administration division.

Expenses for the quarter consisted of the following:

                              THREE MONTHS      THREE MONTHS
                             ENDED MARCH 31,   ENDED MARCH 31,
EXPENSES:                         2008              2007
                            ----------------  ----------------
Salaries and Benefits       $      4,476,891  $         26,214
Service Fees                         142,975            34,552
General and Administrative           108,938         2,201,662
                            ----------------  ----------------

Salaries and Benefits - consist of total cash compensation paid to our employees during the year and the cost of all benefits provided to our employees. This expense increased $4,450,677 or 16978% from the prior period. This increase is due primarily payments made in stock to consultants and employees.

Consulting and Service Fees - consist of consist of accounting, legal, and professional fees. This expense increased $108,423 or 314% from the prior period. This increase is due primarily to the increased needs for our consulting and service providers due to the increase in our operations. We anticipate that this expense will continue to fluctuate significantly as we continue to grow our sales, and begin to implement various other parts of our business plan.

Selling, General and Administrative - consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. This expense decreased $2,092,724 or 95% from the prior period. This decrease is due primarily to extraordinary expenditures in the same period in the prior year. We anticipate that this expense will continue to fluctuate, but will not increase significantly in 2010.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


Dated: May 24, 2010                LEO MOTORS, INC.
                                   (the registrant)

                                   By: \s\Robert Kang
                                       --------------
                                   Robert Kang
                                   Chief Executive Officer
                                   and Interim Chief Financial Officer