Form 10-Q
period 2010-06-30
Leo Motors, Inc.
filed 2010-08-19
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010
                 --------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of June 30, 2010 was 50,783,115 shares.

                                LEO MOTORS, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                       PAGE NO.
--------------------------------------------------------------------------------

Item 1.     Consolidated Interim Financial Statements (Unaudited)

            Consolidated Balance Sheets at June 30, 2010 (unaudited)         F-3

            Consolidated Statements of Operations for the six months ended
            June 30, 2010 (Unaudited)                                        F-4

            Consolidated Statements of Changes in Stockholders' Equity for
            the six months ended June 30, 2010 (unaudited)                   F-5

            Consolidated Statement of Cash Flows for the six months ended
            June 30, 2010 (Unaudited)                                        F-6

            Notes to Condensed Consolidated Interim Financial
            Statements (unaudited)                                           F-7

Item 2.     Management's Discussion and Analysis                              15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.       19

Item 4.     Controls and Procedures                                           19


PART II.    OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.     Legal Proceedings                                                 20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       20

Item 3.     Defaults Upon Senior Securities                                   20

Item 4.     Submission of Matters to a Vote of Security Holders               20

Item 5.     Other Information                                                 20

Item 6.     Exhibits                                                          20

Signatures                                                                    21

PART  I.  FINANCIAL  INFORMATION.

ITEM  1.  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                                LEO MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 June 30, 2010
                                                    AS OF JUNE 30,    AS OF DECEMBER 31,
                                                         2010                2009
ASSETS                                               (UNAUDITED)      (AUDITED-RESTATED)
-------------------------------------------------  ----------------  --------------------
CURRENT ASSETS
  Cash  in banks                                   $       851,289   $           499,025
  Accounts Receivable-net of allowance of $8,394
  and $11,735, respectively                                 12,377               244,670
  Inventory                                              2,339,254               395,001
  Prepaid costs and other current assets                 1,552,814               151,067
                                                   ----------------  --------------------
    TOTAL CURRENT ASSETS                                 4,755,734             1,289,763

  Fixed assets- net of accumulated depreciation            264,485               157,981
  Deposit                                                  165,059               107,640
  Investment in net equity interest                     10,850,000                     -
                                                   ----------------  --------------------
    TOTAL OTHER ASSETS                                  11,279,544               265,621
                                                   ----------------  --------------------

TOTAL ASSETS                                       $    16,035,278   $         1,555,384
                                                   ================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------
Commitments and Contingencies
CURRENT LIABILITIES
  Short term borrowings                            $       413,121   $           428,229
  Accounts payable and accrued expenses                    649,477               433,004
  Other payables                                           311,531                 5,847
  Taxes Payable                                                  -                     -
  Payments received in advance from customers            2,958,108               296,167
  Related party payable                                          -                     -
                                                   ----------------  --------------------

TOTAL CURRENT LIABILITIES                                4,332,237             1,163,247

Accrued severance benefits                                  26,624                30,031
                                                   ----------------  --------------------
TOTAL LIABILIITIES                                       4,358,861             1,193,278

Minority interest                                        1,055,861             1,020,428

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, Authorized 100,000,000
  Shares, $0.001 par value, 50,783,115 and
  40,708,115 shares issued and outstanding                  50,783                40,708
  Additional paid-in capital                            19,262,850             3,964,160
  Comprehensive income (Loss)                            1,394,890               406,476
  Deficit                                              (10,087,968)           (5,069,666)
                                                   ----------------  --------------------
    TOTAL STOCKHOLDERS' DEFICIT                         10,620,555              (658,322)
                                                   ----------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $    16,035,278   $         1,555,384
                                                   ================  ====================

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 2010 and 2009
                                  (Unaudited
)                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                                  2010          2009          2010          2009
                                              ------------  ------------  ------------  ------------
Sales                                         $   554,159   $    29,128   $   566,622   $   389,009
Cost of Goods Sold                                472,818        25,063       480,158       233,266
                                              ------------  ------------  ------------  ------------
GROSS PROFIT                                       81,341         4,065        86,464       155,743
OPERATING COSTS AND EXPENSES
Salaries and Benefits                             122,113       236,131     4,564,718       262,345
Service Fees                                       77,122        31,201       222,663        65,753
Selling, General and Administrative               331,041       680,212       761,765     2,465,207
                                              ------------  ------------  ------------  ------------
TOTAL OPERATING COSTS AND EXPENSES                530,276       947,544     5,549,146     2,793,305
                                              ------------  ------------  ------------  ------------
NET LOSS FROM OPERATIONS                         (448,935)     (943,479)   (5,462,682)   (2,637,562)

OTHER INCOME (EXPENSE)
Non-Operating Income                                  846             -         9,871             -
Non-Operating Expenses                             (7,005)      (18,752)      (17,723)       (3,049)
                                              ------------  ------------  ------------  ------------

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT      (455,094)     (962,231)   (5,470,534)   (2,640,611)

INCOME TAX
Current Income Taxes                                    -             -             -             -
Deferred Income Taxes                                   -             -             -             -
Income Tax Benefit                                      -             -             -             -

Attributable to minority interest                (203,030)            -      (452,232)            -
                                              ------------  ------------  ------------  ------------

NET INCOME (LOSS)                             $  (252,064)  $  (962,231)  $(5,018,302)  $(2,640,611)
                                              ============  ============  ============  ============

NET INCOME PER SHARE                          $     (0.00)  $     (0.03)  $     (0.11)  $     (0.08)
                                              ------------  ------------  ------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMOMN
SHARES OUTSTANDING                             50,783,115    36,792,282    46,737,286    34,625,615
                                              ------------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)
NET LOSS                                      $  (252,064)  $  (962,231)  $(5,018,302)  $(2,640,611)
Currency transaction gain (loss)                  988,414        (1,231)      988,414        (1,029)
                                              ------------  ------------  ------------  ------------
COMPREHENSIVE LOSS                            $   736,350   $  (963,462)  $(4,029,888)  $(2,641,640)
                                              ============  ============  ============  ============

The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                For the Six Months Ended June 30, 2010 and 2009
                                  (Unaudited)
                                                         ADDITIONAL                     RETAINED
                                     COMMON STOCK         PAID IN     COMPREHENSIVE     EARNINGS
                                 SHARES      AMOUNT       CAPITAL      INCOME(LOSS)     (DEFICIT)       TOTAL
                               ----------  -----------  -----------  ---------------  -------------  ------------

 Balance, January 1, 2010      40,708,115  $    40,708  $ 3,964,160  $       406,476  $ (5,069,666)  $  (658,322)
Common stock issued for
  compensation, Feb 8, 2010     3,075,000        3,075    4,455,690                                    4,458,765
Common stock issued for
  acquisition of BnT Co. ltd.   7,000,000        7,000   10,843,000                                   10,850,000
Foreign currency translation
  adjustment                                                                 988,414                     988,414
 Net loss for the year ended
  December 31, 2009                                                                     (5,018,302)   (5,018,302)
                               ----------  -----------  -----------  ---------------  -------------  ------------

 Balance, June 30, 2010        50,783,115  $    50,783  $19,262,850  $     1,394,890  $(10,087,968)  $10,620,555
                               ==========  ===========  ===========  ===============  =============  ============

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 2010 and 2009
                                  (Unaudited)
                                                                          SIX MONTHS ENDED
                                                                   JUNE 30, 2010    JUNE 30, 2009
                                                                  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $   (5,018,302)  $   (2,640,611)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Stock for services                                                     4,458,766        2,037,584
Depreciation                                                              53,950            5,940
 Loss on disposition of property and equipment                               130                -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable                               232,293          (32,560)
Decrease (Increase) in inventories                                    (1,944,253)          30,400
Decrease (Increase) in deposit and prepaid                            (1,401,747)           2,215
Increase (Decrease) in accounts payable and accrued liabilities          216,473           83,325
Increase (Decrease) in other payable                                     305,684                -
Increase (Decrease) in advance from customers                          2,661,941                -
Increase (Decrease) in accrued severance benefits                         (3,407)               -
                                                                  ---------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (438,472)        (513,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in net equity interest                             (10,850,000)               -
    Purchase of property and equipment                                         -                -
    Loss in investment in a closely held-company                               -                -
    Outlay for deposit                                                   (57,419)               -
                                                                  ---------------  ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (10,907,419)               -

CASH FLOWS FROM FINANCING ACTIVITIES:
       Common stock issued to invest in net equity interest           10,850,000                -
    Proceeds from short-term borrowing                                   (15,108)               -
    Increase (Decrease) in interest payable                                    -                -
    Increase in minority interest                                         35,433                -
    Proceeds ( Repaid)  from advance from customers                            -        1,626,901
    Proceeds from related party/bank                                           -          392,083
   Debt reduction - related party and payment in advance                       -         (600,594)
    Minority Interest Investment                                               -                -
                                                                  ---------------  ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   10,870,325        1,418,390

CHANGE IN CASH DUE TO FOREIGN CURRENCY TRANSLATION ADJUSTMENT            988,414         (372,064)
                                                                  ---------------  ---------------
NET INCREASE (DECREASE) IN CASH                                          512,848          532,619

CASH, BEGINNING OF PERIOD                                                499,025           32,181
                                                                  ---------------  ---------------

CASH, END OF PERIOD                                               $  1,011,873.0   $    564,800.0
                                                                  ===============  ===============

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID
Interest paid for the period                                      $            -   $            -
                                                                  ===============  ===============
Income taxes paid for the period                                  $            -   $            -
                                                                  ===============  ===============

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010

NOTE  1  -  BACKGROUND

Company  Business
-----------------

Leo Motors, Inc. (the "Company") is engaged in the development, assembly and sales of electric vehicles ("EVs").

Background
----------

The Company was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shinil Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward.

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

Concentration  of  Credit  Risk
-------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Korea. The Company has not experienced any losses in such bank accounts through June 30, 2010. At June 30, 2010, our bank deposits were $851,289.

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

The functional currency of the Company is the Korean Won. Assets and liabilities are translated to U.S. Dollars at the period-end exchange rates ($.000826241) and ($.0007584166) respectively and revenues and expenses are translated at weighted average exchange rates for the period, which was ($.000866664) and ($.000742274) respectively. Resulting translation adjustments are recorded as a component of stockholders' equity in other comprehensive income (loss).

------
Advertising  Costs
------------------

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

------
Foreign  Currency  Translation
------------------------------

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with ASC Topic 830-20, formerly SFAS No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Korean subsidiaries is the Korean Won (KRW). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2010 was $576,588. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of June 30, 2010 and for the period then ended, the exchange rate for the local currency, KRW was $ 1 USD for 1,129 and 1,144 KRW, respectively.

Recent Accounting Pronouncements and Impact of New Accounting Standards
--------------------------------

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.


NOTE  3  -  EARNINGS  PER  SHARE

Basic loss per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.


NOTE  4  -  ACCOUNTS  RECEIVABLE

The Company recognizes a receivable on sales of parts and electrical motor equipment. The June 30, 2010 balance of accounts receivable was $12,377, net of reserve for doubtful accounts.


NOTE  5  -  INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry. As of June 30, 2010, the inventory consisted of:

Raw materials      $        -
Work in Process     2,339,254
Finished goods              -
                   ----------
TOTAL              $  810,198
                   ==========

NOTE  6  -  FIXED  ASSETS

The  Company's  fixed  assets  consist  of  the  following:

Structures                                     $   2,545
Vehicles                                          78,127
Tools                                             36,282
Equipment, furniture , fixtures and equipment    246,245
                                               ----------
                                                 363,208
Less Accumulated Depreciation                    (98,723)
                                               ----------
Net                                            $ 264,485
                                               ==========

The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $53,950 for the six month period ended June 30, 2010.


NOTE  7  -  INVESTMENT  IN  NET  EQUITY  OF  LEO  BNT  CO.,  LTD

On February 11, 2010, Leo Motors, Inc. (the "Company") entered into an agreement to purchase 50% of Leo BnT Co. Ltd, a Korean Corporation ("BNT"), from two shareholders of BNT in exchange for 7,000,000 shares of the Company's common stock. The purchase price was valued at $ 1.55 per share or $10,850,000.


NOTE  8  -  DUE  TO  RELATED  PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The Company reduced this obligation by the issuance of 1,000,800 valued at $110,088 during 2008 and cash repayment in 2009.


NOTE  9  -  PAYMENTS  RECEIVED  IN  ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of June 30, 2010, the balance of payments received in advance was $2,958,108.

NOTE  10  -  BANK  LOAN

The Company is indebted to Shin Han Bank at June 30, 2010 for $413,121, payable in May 2010, interest at 6.57 % per annum. The loan is secured by guarantee issued by "KIBO", a Korean government agency created to guarantee loans to small-to-medium technology companies.


NOTE  11  -  CAPITAL  STOCK

Company is authorized to issue up to 100,000,000 common shares at $0.001 par value. Total number of common shares issued and outstanding as of June 30, 2010 were 50,783,115 shares and 40,708,115 shares, December 31, 2009.

For the six months ended June 30, 2010, 10,075,000 new shares were issued, 7,000,000 shares for the purchase of 50 % interest in Leo B & T Inc., valued at $ 1.55 per share or $ 10,850,000, 3,000,000 shares for compensation and 75,000 shares for consulting service, latter two valued at $ 1.45 per share or $ 4,458,750.


NOTE  12  -  OPERATING  RISK

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

NOTE  13  -  SEGMENT  INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In period ended June 30, 2010, the Company operated in a single reportable business segment, sales of specialized electric vehicle.

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

Condensed information with respect to these reportable business segments for the period is as follows:

Sales  from  specialized  electric  vehicles     $566,622
(single  segment  for  the  period)

NOTE  14  -  COMMITMENT  AND  CONTINGENCIES

13.1  Lease  Commitments

Company leases its office space and assembly facilities in HaNam City in Korea which expires on March 31, 2011 and its monthly minimum rental is $ 6,875.

The minimum obligations under such commitments for the years ending December 31 until its expiration are:

Year  2010          $     82,500
Year  2011          $     86,600
Year  2012          $     91,000

Rental  expense  for  the  period  ended  June  30,  2010  was  $19,522.

13.2   Litigation

The Company has no threatened, pending or unsettled litigation as of August 19, 2010, the date the financial statement is available for issuance.

NOTE  15  -  CONTRACTS

In May, 2010, the Company appointed M&M Corp as its exclusive Korean provider of electric scooters. Upon entering the agreement, M&M paid the Company 400,000,000 Korean Won for the order of 170 units of e-scooters. On April 2, 2010, M&M placed a definitive order for 1,170 units for 4.2 billion Korean Won (approximately $3.73 Million US), and has advanced a down payment of 30 billion Korean Won (approximately $2.66 million US).

NOTE  16-GOING  CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $5,018,302 during the quarter ended June 30, 2010, and as of that date, the Company has a deficit of $9,573,491. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan to continue as a going concern by focusing on increasing short term revenues from sales of its e-Bikes and EV conversion services. In April, 2010 the Company received its first large scale order for its EVs, which upon fulfillment will generate the Company's first significant revenues from its main plan of operation. See Note 15 above.

The ability of the Company to continue as a going concern is dependent on attaining profitable operations and the success of its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
..

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

e-Bikes

STEP                     ANTICIPATED COST   ANTICIPATED START DATE
-----------------------  -----------------  ----------------------
Initial Design           $             N/A  Completed
Initial Prototypes       $             N/A  Completed
Testing                  $             N/A  Completed
Component Development    $             N/A  Completed
Production Capability    $             N/A  Completed
Production of Inventory  $         100,000  In process
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ----------------------
TOTAL                              200,000

Power Trains

STEP                     ANTICIPATED COST   ANTICIPATED START DATE
-----------------------  -----------------  ----------------------
Initial Design                         N/A  Completed
Initial Prototypes       $         500,000  In process
Testing                  $         500,000  In process
Production Capability    $         500,000  September 2010
Production of Inventory  $         100,000  December 2010
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ----------------------
TOTAL                            1,700,000

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

RESULTS OF OPERATIONS

Revenues

Sales for the three months ended June 30, 2010 were $12,436 compared to $349,881 for the three months ended March 31, 2009. Costs of sales were $7,340 in the current period and compared to $208,203 in the same period last year. In the three months ended June 30, 2010, we experienced a gross profit of $5,123,
compared to $151,678 in gross profit in the same period in 2009.   Neither
period's sales represent sales from regular business, but rather sales of samples and development services. We anticipate sales in the second quarter to be significantly higher than in the first due to the recent sales to M&M Corp.

Expenses

During the three months ended June 30, 2010, we incurred $4,728,804 in expenses, compared to $2,262,428 for the same period in 2009. The primary increase was due to payment of consulting service fees and development costs. We also hired R&D and sales staff as part of the implementation of our business. The company rented another building near its existing office to operate its sales and administration division.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


Dated: August 19, 2010                  LEO MOTORS, INC.
                                        (the registrant)

                                        By: \s\Robert Kang
                                            --------------
                                        Robert Kang
                                        Chief Executive Officer
                                        and Interim Chief Financial Officer