Form 10-Q/A
period 2010-06-30
Leo Motors, Inc.
filed 2010-08-24
CIK 1356564

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

            Consolidated Balance Sheets at June 30, 2010 (unaudited)         F-3

            Consolidated Statements of Operations for the six months ended
            June 30, 2010 (Unaudited)                                        F-4

            Consolidated Statements of Changes in Stockholders' Equity for
            the six months ended June 30, 2010 (unaudited)                   F-5

            Consolidated Statement of Cash Flows for the six months ended
            June 30, 2010 (Unaudited)                                        F-6

            Notes to Condensed Consolidated Interim Financial
            Statements (unaudited)                                           F-7

Item 2.     Management's Discussion and Analysis                              15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.       18

Item 4.     Controls and Procedures                                           19


PART II.    OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.     Legal Proceedings                                                 19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3.     Defaults Upon Senior Securities                                   19

Item 4.     Submission of Matters to a Vote of Security Holders               19

Item 5.     Other Information                                                 19

Item 6.     Exhibits                                                          20

Signatures                                                                    20

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

OVERVIEW

Leo Motors, Inc. (the "Company") is currently in the process of finalizing the design and production capability of Electric Power Train Systems ("EPTS") encompassing electric scooters, electric sedan/SUV/sports cars, and electric buses/trucks as well as several models of Electric Vehicles ("EVs"). Our EPTS can replace internal combustion engines ("ICEs"). We intend to market our EPTS to car makers or conversion service providers. During the last two years, we have been developing eight EPTS of varying power: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW systems. Each EPTS consists of motor, controller, and battery power pack with our proprietary Battery Management System ("BMS").

The Company has successfully converted existing models of small cars (internal combustion engines under 2,000cc), and also a 24 seat bus. The Company launched 60kW power train kits (for compact passenger cars and small trucks) and 120kW kits (for under 5,000cc ICE passenger cars, buses, and trucks). The Company has also developed a 240kW kit (for 10,000cc buses and trucks). The 240kW kit is under testing until October of 2010.

The company has also developed a Low Speed EV ("LSV"), a four-wheeled electric scooter, and electric bikes. This year, the company launched its electric bikes, and is now selling them to its distributors. The company also has developed Zinc Air Fuel Cell Generator to be used as range extender for EVs.

During the period we began marketing of our three models of electric scooters:
Hilless 1, 3, and 5. Initially we produced 100 units, and they were sold out to the dealers who will sell our scooters in Korea, in Japan, and in the U.S. In Korea, the company appointed a country distributor, named M&M, a company listed on KOSDAQ, a division of the Korea Stock Exchange (KRX). These scooters are being presented to the government organizations such as the post office and police, social organizations, bigger companies, and delivery businesses. We have received an initial order of 1,187 electric scooters from M&M for total potential revenues of 4.2 billion Korean Won (approximately $ 3.73 million USD), including a down payment of 3 billion Korean Won (about $ 2.66 million USD).
The company has delivered 202 units by the end of June, and will deliver 651 units during August, and 334 units by the end of October.

The specific goals of the Company over the next twelve months include:

-     Obtaining mass production facilities for our power trains and BMS
- Finishing the development of the fast driving electric motor cycle named "Eleven" by November 2010
- Finalizing the development of ZAFCG to be used in EVs by March 2011, and obtaining mass production plant to produce ZAFCG
-     Finishing the development and testing of the 240kW system by December
      2010.

RECENT BUSINESS DEVELOPMENTS

First Major Order and Recurring Revenues

During the first half of this year, we have received our first major order for our EVs from M&M Corp., with an advance payment of approximately $2.66 million US. By beginning to fulfill this order, we have begun to earn our first significant revenues from operations and have exited the Development Stage.

Development of the Zinc Air Fuel Cell Generator - A New Form of Hybrid Electric Vehicle

Our most important recent product development of the Company is the Zinc Air Fuel Cell Generator ("ZAFCG"). With the ZAFCG, Leo has developed a way to extract more than 20% more electricity than other companies have achieved, to the Company's knowledge. We also developed the ZAFC generation system to be operated from inside of the vehicle, for greater user control and convenience. Leo has applied for patents for technologies to feed zinc balls into the system automatically, to collect sludge in the filter, and to stop the electricity generation as soon as the battery is fully charged or whenever the driver decides to stop the generation of electricity from the ZAFCG. In testing, we found that 1kg of Zinc Balls can generate 12.5kW electric energy in our ZAFC generator, meaning that a single 3 liter Zinc Tank (21.6kg) can operate a 15kW power train for 18 hours at maximum power.

If our test results can be successfully transferred to production models of EVs, we believe that this technology has the potential to supplant existing petroleum based hybrid vehicles with a new, more environmentally friendly, and more economical form of Zinc -Fueled Hybrid Electric Vehicles. The current market price of Zinc balls is approximately $3.40 US.

Successful Testing of the Battery Management System

Another important development in the first half of this year is our Battery Management System ("BMS"). Our new BMS has been tested to charge in up to 4 C mode (4 times the electric rating of a battery, per hour). The charging capabilities of existing BMS known to the Company were only 0.5 C (half the electric rating of a battery, per hour).

What this means is, for example, a 30kW power pack cannot charge more than 15kW per hour using existing BMS because the BMS can manage only half of the electric power rating per hour. Using Leo's new BMS with its improved electrical charge rating, the power pack can be fully charged less than 15 minutes.

Another achievement of Leo's new invention is that the size of the BMS became 70% smaller than existing BMS known to the Company. Leo intends to transform major parts of the BMS into silicon chips to further minimize the size, weight, and heat emissions from inside of BMS.

Our plan is to try to further develop our BMS technology to a rating of up to 12 C, although until we have successfully developed this ability we cannot be certain of our success. Leo's new BMS will be tested by many battery manufacturers and EV manufacturers who may be seeking a marketing opportunity. We believe that BMS is the most crucial part in an EV's battery power pack, and is one of the most expensive parts in an EV.

Other Developments

Recently, we have developed a compact sized, full speed electric truck using a maximum 60kW power train. The new development was made in using the body and chassis of the Labo, a GM Daewoo compact truck model. GM Daewoo is a member and part of the General Motors Company operating in South Korea.

The Company has also participated in 2010 EV Korea in Seoul from July 14 to 16, 2010. Leo exhibited all of its current products including power trains, BMS, ZAFCG, converted vehicles, and new Low Speed EV ("LSV"). The Company is also participating in the Money Show in San Francisco in August, and in EV Battery Tech USA in Detroit in September.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the first two quarters of 2010, the Company had incurred $5,549,146 in expenses and had realized only $566,622 in revenues. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Our monthly operating cost including salaries and general expense is currently approximately $150,000, as we focus on our e-Bikes and power trains. In April 2010 we received approximately $3 million in an advance payment from our distribution agreement in Korea; accordingly, we have already secured our annual operating budget for 2010. However, in order to continue the projects we have put on hold, we will require additional revenues or financing.

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

RESULTS OF OPERATIONS

Revenues

Sales for the six months ended June 30, 2010 were $566,622 compared to $389,009 for the six months ended June 30, 2009. Costs of sales were $480,158 and gross profit was $86,464 in 2010 compared to $233,266 and $155,743 as costs of sales and gross profit in the same period in 2009. The sales during this period were mainly generated from the electric scooters business. The order of 1,187 electric scooters was received from M&M Co., Ltd, our domestic distributor, for total revenues of 4.2 billion Korean Won (approximately $3.73 million USD) upon fulfillment of the full order. 202 units were delivered by the end of June, and the rest of 986 units will be completed by the end of the third quarter. We believe recurring revenue will begin this year as our goal is to begin mass production and marketing of our products.

Expenses

During the six month period, we incurred $5,549,146 in expenses, compared to $2,793,305 in the same period in 2009. The primary increase was due to payment of Salaries and Benefits to the Board Director paid in Stock and development costs. We also hired R&D and sales staff to activate our business. The company rented another building near the existing office to operate the sales and administration functions of our operations. As the electric scooter has been launched in domestic market and the company started mass production of the scooter, our marketing expenses and indirect costs also increased significantly.

Expenses for the quarter consisted of the following:

                                        SIX MONTHS       SIX MONTHS
                                      ENDED JUNE 30,   ENDED JUNE 30,
EXPENSES:                                  2010             2009
                                     ---------------  ---------------
Salaries and Benefits                $     4,564,718  $       262,345
Service Fees                                 222,663           65,753
Selling, General and Administrative          761,765        2,465,207
Total Operating Costs and Expenses         5,549,146        2,793,305
                                     ---------------  ---------------

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


Dated: August 23, 2010                  LEO MOTORS, INC.
                                        (the registrant)

                                        By: \s\Robert Kang
                                            --------------
                                        Robert Kang
                                        Chief Executive Officer
                                        and Interim Chief Financial Officer