Form 10-Q
period 2010-09-30
Leo Motors, Inc.
filed 2010-11-15
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010
                 -------------------------------------------------

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

PORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                       PAGE NO.
--------------------------------------------------------------------------------

Item 1.     Consolidated Interim Financial Statements (Unaudited)

            Consolidated Balance Sheets at September 30, 2010 (unaudited)    F-3

            Consolidated Statements of Operations for the nine months ended
            September 30, 2010 (Unaudited)                                   F-5

            Consolidated Statements of Changes in Stockholders' Equity for
            the nine months ended September 30, 2010 (unaudited)             F-6

            Consolidated Statement of Cash Flows for the nine months ended
            September 30, 2010 (Unaudited)                                   F-7

            Notes to Condensed Consolidated Interim Financial
            Statements (unaudited)                                           F-9

Item 2.     Management's Discussion and Analysis                              18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.       21

Item 4.     Controls and Procedures                                           21


PART II.    OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.     Legal Proceedings                                                 21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       21

Item 3.     Defaults Upon Senior Securities                                   21

Item 4.     (Removed and Reserved)                                            21

Item 5.     Other Information                                                 21

Item 6.     Exhibits                                                          21

Signatures                                                                    22

PART  I.  FINANCIAL  INFORMATION.

ITEM  1.  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                                LEO MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                               September 30, 2010

                                                  AS OF SEPTEMBER 30  AS OF DECEMBER 31,
                                                         2010                2009
ASSETS                                               (UNAUDITED)      (AUDITED-RESTATED)
-------------------------------------------------  ----------------  --------------------
CURRENT ASSETS
  Cash  in banks                                   $       225,382   $           499,025
  Accounts Receivable                                        9,090               244,670
  Inventory                                              2,984,197               395,001
  Prepaid costs and other current assets                   875,169               151,067
                                                   ----------------  --------------------
    TOTAL CURRENT ASSETS                                 4,093,838             1,289,763

  Fixed assets- net of accumulated depreciation            216,889               157,981
  Deposit                                                  179,659               107,640
  Intangible assets                                     10,850,000                     -
                                                   ----------------  --------------------
    TOTAL OTHER ASSETS                                  11,246,548               265,621
                                                   ----------------  --------------------

TOTAL ASSETS                                       $    15,340,386   $         1,555,384
                                                   ================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------
Commitments and Contingencies
CURRENT LIABILITIES
  Short term borrowings                            $       919,439   $           428,229
  Accounts payable and accrued expenses                    677,775               433,004
  Other payables                                           315,325                 5,847
  Taxes Payable                                                  -                     -
  Payments received in advance from customers            2,420,661               296,167
  Related party payable                                          -                     -
                                                   ----------------  --------------------

TOTAL CURRENT LIABILITIES                                4,333,200             1,163,247

Accrued severance benefits                                  28,217                30,031
                                                   ----------------  --------------------
TOTAL LIABILIITIES                                       4,361,417             1,193,278

Minority interest                                          298,238               544,073


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, Authorized 100,000,000
  Shares, $0.001 par value, 50,783,115 and
  40,708,115 shares issued and outstanding                  50,783                40,708
  Additional paid-in capital                            19,262,850             4,299,257
  Comprehensive income (Loss)                            1,624,449               368,354
  Deficit                                              (10,257,351)           (4,890,285)
                                                   ----------------  --------------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                10,680,731              (181,966)
                                                   ----------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $    15,340,386   $         1,555,385
                                                   ================  ====================

          The notes are an integral part of these financial statements


                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
        For the Three and Nine Months Ended September 30, 2010 and 2009
                                  (Unaudited)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                  2010          2009          2010          2009
                                              ------------  ------------  ------------  ------------
Sales                                         $    85,034   $    29,128   $   651,656   $   512,681
Cost of Goods Sold                                135,053        25,063       615,211       242,518
                                              ------------  ------------  ------------  ------------
GROSS PROFIT                                      (50,019)        4,065        36,445       270,163
OPERATING COSTS AND EXPENSES
Salaries and Benefits                             249,211       236,131     4,813,929       370,541
Service Fees                                       96,290        31,201       318,953       331,177
Selling, General and Administrative               255,492       680,212     1,017,257       220,150
                                              ------------  ------------  ------------  ------------
TOTAL OPERATING COSTS AND EXPENSES                600,993       947,544     6,150,139       921,868
                                              ------------  ------------  ------------  ------------
NET LOSS FROM OPERATIONS                         (651,012)     (943,479)   (6,113,694)     (651,705)

OTHER INCOME (EXPENSE)
Non-Operating Income                                4,199             -        14,070        88,386
Non-Operating Expenses                             (7,577)      (18,752)      (25,300)      (59,839)
                                              ------------  ------------  ------------  ------------

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT      (654,390)     (962,231)   (6,124,924)     (623,158)

INCOME TAX
Current Income Taxes                                    -             -             -             -
Deferred Income Taxes                                   -             -             -             -
Income Tax Benefit                                      -             -             -             -

Attributable to minority interest                (305,626)            -      (757,858)       55,642
                                              ------------  ------------  ------------  ------------

NET INCOME (LOSS)                             $  (348,764)  $  (962,231)  $(5,367,066)  $  (567,516)
                                              ============  ============  ============  ============

NET INCOME PER SHARE                          $     (0.01)  $     (0.03)  $     (0.11) $     (0.015)
                                              ------------  ------------  ------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMOMN
SHARES OUTSTANDING                             46,737,286    34,625,615    50,783,115    38,088,923
                                              ------------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)
NET LOSS                                      $  (348,764)  $  (962,231)  $(5,367,066)  $(2,640,611)
Currency transaction gain (loss)                  (67,415)       (1,231)    1,256,095        (1,029)
                                              ------------  ------------  ------------  ------------
COMPREHENSIVE LOSS                            $ (416,179)   $  (963,462)  $(4,110,971)  $(2,641,640)
                                              ============  ============  ============  ============

          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
             For the Nine Months Ended September 30, 2010 and 2009
                                  (Unaudited)

                                                         ADDITIONAL                     RETAINED
                                     COMMON STOCK         PAID IN     COMPREHENSIVE     EARNINGS
                                 SHARES      AMOUNT       CAPITAL      INCOME(LOSS)     (DEFICIT)       TOTAL
                               ----------  -----------  -----------  ---------------  -------------  ------------

 Balance, January 1, 2010      40,708,115  $    40,708  $ 3,964,160  $       368,354  $ (4,890,285)  $  (517,063)
Common stock issued for
  compensation, Feb 8, 2010     3,075,000        3,075    4,455,690                                    4,458,765
Common stock issued for
  acquisition of BnT Co. ltd.   7,000,000        7,000   10,843,000                                   10,850,000
Foreign currency translation
  adjustment                                                               1,256,095                   1,256,095
 Net loss for the nine
  months period ended
  September 30, 2010                                                                    (5,367,066)   (5,367,066)
                              ----------  -----------  -----------  ---------------  -------------  ------------

 Balance, September 30, 2010   50,783,115  $    50,783  $19,262,850  $     1,624,449  $(10,257,351)  $10,680,731
                              ==========  ===========  ===========  ===============  =============  ============


          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 2010 and 2009
                                  (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        2010             2009
                                                                  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $   (5,367,066)  $      (567,516)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Stock for services                                                     4,123,670                -
Foreign Currency Translations                                                  -          (167,674)
Depreciation                                                              94,664            23,432
Loss on disposition of property and equipment                                130                -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease (Increase) in accounts receivable                               235,580          (18,963)
Decrease (Increase) in inventories                                    (2,589,196)         (38,286)
Decrease (Increase) in deposit and prepaid                              (724,102)        (150,857)
Increase (Decrease) in accounts payable and accrued liabilities          244,771           96,881
Increase (Decrease) in other payable                                     309,478                -
Increase (Decrease) in advance from customers                          2,124,494                -
Increase (Decrease) in accrued severance benefits                         (1,814)               -
                                                                  ---------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (1,549,391)        (822,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (153,702)        (286,713)
    Loss in investment in a closely held-company                               -                -
    Outlay for deposit                                                   (72,019)          63,104
    Expenditure for intangible assets                                          -       (1,678,369)
                                                                  ---------------  ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (225,721)      (1,901,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in equity                                                         -        2,633,179
    Proceeds from short-term borrowing                                   491,209          420,628
    Increase (Decrease) in interest payable                                    -                -
   Increase in minority interest                                              -          (270,288)
    Proceeds ( Repaid)  from advance from customers                            -                -
    Proceeds from related party/bank                                           -         (177,849)
    Debt reduction - related party and payment in advance                       -                -
    Minority Interest Investment                                        (245,835)         390,017
                                                                  ---------------  ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      245,374        2,995,687

CHANGE IN CASH DUE TO FOREIGN CURRENCY TRANSLATION ADJUSTMENT          1,256,095                -
                                                                  ---------------  ---------------
NET INCREASE (DECREASE) IN CASH                                         (273,643)         270,726

CASH, BEGINNING OF PERIOD                                                499,025           32,181
                                                                  ---------------  ---------------

CASH, END OF PERIOD                                               $      225,381   $      302,907
                                                                  ===============  ===============

SUPPLEMENTAL DISCLOSURES ON INTEREST AND INCOME TAXES PAID
Interest paid for the period                                      $            -   $            -
                                                                  ===============  ===============
Income taxes paid for the period                                  $            -   $            -
                                                                  ===============  ===============


          The notes are an integral part of these financial statements

                                LEO MOTORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2010

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

Interim Financial Statements
----------------------------

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2009 included in our Form 10-K filed on April 15, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the third quarter and year to date period ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

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

Concentration  of  Credit  Risk
-------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Korea. The Company has not experienced any losses in such bank accounts through September 30, 2010. At September 30, 2010, our bank deposits were $225,382.

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

The functional currency of the Company is the Korean Won. Assets and liabilities are translated to U.S. Dollars at the period-end exchange rates ($.0008756567) and ($.0007584166) respectively and revenues and expenses are translated at weighted average exchange rates for the period, which was ($.000858664) and ($.000742274) respectively. Resulting translation adjustments are recorded as a component of stockholders' equity in other comprehensive income (loss).

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

The Company's reporting currency is the U.S. dollar. The functional currency of the Company's Korean subsidiaries is the Korean Won (KRW). For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and weighted average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2010 was $1,624,449. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated comprehensive loss. As of September 30, 2010 and for the period then ended, the exchange rate for the local currency, KRW was $ 1 USD for 1,142 and 1,164 KRW, respectively.

Recent Accounting Pronouncements and Impact of New Accounting Standards
-----------------------------------------------------------------------

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.


NOTE  3  -  EARNINGS  PER  SHARE

Basic loss per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.


NOTE  4  -  ACCOUNTS  RECEIVABLE

The Company recognizes a receivable on sales of parts and electrical motor equipment. The September 30, 2010 balance of accounts receivable was $9,090, net of reserve for doubtful accounts.

NOTE  5  -  INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry. As of September 30, 2010, the inventory consisted of:

Raw materials               $        -
Work in Process              2,984,197
Finished goods                       -
                            ----------
TOTAL                       $2,948,197
                            ==========


NOTE  6  -  FIXED  ASSETS

The  Company's  fixed  assets  consist  of  the  following:

Structures                                     $   2,697
Vehicles                                          42,997
Tools                                             47,533
Equipment, furniture , fixtures and equipment    269,654
                                               ----------
                                                 362,881
Less Accumulated Depreciation                   (145,992)
                                               ----------
Net                                            $ 216,889
                                               ==========

The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $94,664 for the nine month period ended September 30, 2010.


NOTE  7  -  INVESTMENT  IN  NET  EQUITY  OF  LEO  BNT  CO.,  LTD

On February 11, 2010, Leo Motors, Inc. (the "Company") entered into an agreement to purchase 50% of Leo BnT Co. Ltd, a Korean Corporation ("BNT"), from two shareholders of BNT in exchange for 7,000,000 shares of the Company's common stock. The purchase price was valued at $1.55 per share or $10,850,000. The Company has authorized an independent valuation in accordance with ASC Topic 805, Business Combinations.


NOTE  8  -  DUE  TO  RELATED  PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The Company reduced this obligation by the issuance of 1,000,800 valued at $110,088 during 2008 and cash repayment in 2009.


NOTE  9  -  PAYMENTS  RECEIVED  IN  ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of September 30, 2010, the balance of payments received in advance was $2,420,661.

NOTE  10  -  BANK  LOAN

The Company is indebted to Shin Han Bank at September 30, 2010 for $437,828, payable in May 2010, interest at 6.57 % per annum. The loan is secured by guarantee issued by "KIBO", a Korean government agency created to guarantee loans to small-to-medium technology companies.


NOTE  11  -  CAPITAL  STOCK

Company is authorized to issue up to 100,000,000 common shares at $0.001 par value. Total number of common shares issued and outstanding as of September 30, 2010 were 50,783,115 shares and 40,708,115 shares, December 31, 2009.

For the Nine Months ended September 30, 2010, 10,075,000 new shares were issued, 7,000,000 shares for the purchase of 50 % interest in Leo B & T Inc., valued at $ 1.55 per share or $ 10,850,000, 3,000,000 shares for compensation and 75,000 shares for consulting service, latter two valued at $ 1.45 per share or $ 4,458,750.


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

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In period ended September 30, 2010, the Company operated in a single reportable business segment, sales of specialized electric vehicle.

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

Sales  from  specialized  electric  vehicles     $651,656
(single  segment  for  the  period)

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

Rental  expense  for  the  period  ended  September  30,  2010  was  $75,115.

13.2   Litigation

The Company has no threatened, pending or unsettled litigation as of November 10, 2010, the date the financial statement is available for issuance.

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

NOTE  16-GOING  CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $5,367,066 during the quarter ended September 30, 2010, and as of that date, the Company has a deficit of $10,257,351. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan to continue as a going concern by focusing on increasing short term revenues from sales of its e-Bikes and EV conversion services. In April, 2010 the Company received its first large scale order for its EVs, which upon fulfillment will generate the Company's first significant revenues from its main plan of operation. See Note 15 above.

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

OVERVIEW

Leo Motors, Inc. (the "Company") is currently in the process of testing and developing production capability of Electric Power Train Systems (EPTS) encompassing electric scooters, electric sedan/SUV/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines (ICE). We plan to market our EPTS to auto makers or conversion service providers.

RECENT BUSINESS DEVELOPMENTS

During the last two years, we have been developing eight EPTS of increasing power rating: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW systems. Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system ("BMS").

The Company has successfully converted existing models of small cars (ICEs under 2,000cc), and also a 24 seat bus. The Company has launched its 60kW power train kits (for compact passenger cars and small trucks) and its 120kW kits (for ICE passenger cars, buses, and trucks under 5,000cc). The Company has developed a 240kW kit (for up to 10,000cc buses and trucks) as well. The 240kW kit was scheduled to be tested by October of 2010, but the Company has postponed the test until February of 2011 due to unexpected delays in procuring the electric lines and inverters rated for such high power.

The Company has also developed a Low Speed EV ("LSV"), a four-wheeled electric scooter, and electric bikes. During 2010, we launched electric bikes, and are now selling them to distributors. The company also has developed its Zinc Air Fuel Cell Generator to be used as a range extender for EVs.

We have begun marketing three models of electric scooters: Hilless 1, 3, and 5. The Company received its initial order of 1,187 electric scooters from M&M Co., Ltd, our domestic distributor in Korea, for a total of 4.2 billion Korean Won (approximately $ 3.73 million USD), with a down payment of 3 billion

Korean Won (about $ 2.66 million USD). The company delivered 202 units through the end of June, but has delayed its expected delivery of the next installments until December 2010 due to a delay in parts supply, and also due to our desire to make certain improvements to the vehicle's structural design. Following the delay, which was agreed to by the distributor, we anticipate making our next delivery of 651 units by the end of December. The development of our fast driving electric motor cycle was postponed until the Company finds the sufficient fund to develop it.

The specific goals of the Company over the next twelve months include:

-     Developing  mass  production  facilities  for  power  trains  and  BMS
- Finalizing the development of ZAFCG to be used in EV by March 2011, and developing mass production plant to produce ZAFCG by December 2011.
-     Finishing  the  development  of  the  240kW  system  by  May  2011.

We have developed a one ton load full speed electric truck using a max 60kW power train. The truck was converted from the body and chassis of a Hyundai
Porter model truck, on an order from M&M, our Korean distributor. The newly developed electric Porter is under tests. After proper tests, M&M will start marketing the electric truck targeting delivery markets and driving schools.

The Company has completed its 1kW Zinc Air Fuel Cell Generator ("ZAFCG"). The 1kW ZAFCG was demonstrated to professionals and industry leaders at a seminar in Korea. As the next step, the Company is developing a 2kW system to be used for EVs.

The  Company  has  participated  in  Money  Show  in San Francisco in August, EV
Battery Tech USA in Detroit in September, and Battery Show in San Jose in October 2010. In the Shows, the Company delivered speeches about ZAFCG and BMS.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the 3rd quarter, the Company had incurred $600,993 in expenses, not including salary and consulting expense paid by stock, and had realized $85,034 in revenues. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Our monthly operating cost including salaries and general expense is currently approximately $150,000, as we focus on our e-Bikes and power trains. In April 2010 we received approximately $3 million in advance from our distribution agreement in Korea; accordingly, we have already secured our annual operating budget for 2010. However, in order to continue the projects we have put on hold, we will require additional revenues or financing.

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

RESULTS OF OPERATIONS

Revenues

Sales for the nine months ended September 30, 2010 were $651,565 compared to $512,681 for the nine months ended September 30, 2009. Costs of sales were $615,211 and gross profit was $36,445 in 2010 compared to $242,518 and $270,163 as costs of sales and gross profit in the same period in 2009. Sales during this period were mainly generated from the electric scooters business. The order of 1,187 electric scooters was received from M&M Co., Ltd which is our domestic distributor, for a total of 4.2 billion Korean Won ( approximately $ 3.73 million USD ). 352 units were delivered through the end of October, with the remaining units to begin delivery by December 2010, after a delay due to a shortage of parts and improvement of structural design. We believe recurring revenue will begin this year as our goal is to begin mass production and marketing of our products.

Expenses

During the nine month period, we incurred $6,150,139 in expenses, compared to $921,868 in the September 30 2009. The primary increase was due to payment of Salaries and Benefits to the Board Director paid in Stock and development costs. We also hired R&D and sales staff to activate our business. The company rented another building near its existing office to operate its sales and administration division. As the electric scooter has been launched in our domestic market and the company has begun mass production for the scooter, the marketing expenses and indirect costs also increased.

Expenses for the period quarter consisted of the following:

                                       NINE MONTHS     NINE MONTHS
                                          ENDED           ENDED
                                      SEPTEMBER 30,   SEPTEMBER 30,
EXPENSES:                                  2010            2009
                                     --------------  --------------
Salaries and Benefits                $    4,813,929  $      370,541
Service Fees                                318,953         331,177
Selling, General and Administrative       1,017,257         220,150
                                     --------------  --------------
Total                                     6,150,139         921,868
                                     --------------  --------------

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - (REMOVED AND RESERVED)


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


Dated: November 15, 2010               LEO MOTORS, INC.
                                       (the registrant)

                                       By: /s/ Robert Kang
                                           ---------------
                                       Robert Kang
                                       Chief Executive Officer
                                       and Interim Chief Financial Officer