Form 10-K
period 2010-12-31
Leo Motors, Inc.
filed 2011-04-15
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2010
                              -----------------

Commission file number     000-53525
                           ---------



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

Registrant's telephone number, including area code+82 31 796 8805
                                                  ---------------

                                    Copy to:

                                Cutler Law Group
                           3355 W. Alabama Ste. 1150
                               Houston, TX 77098
                               Fax: 800-836-0714

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class               Name of Each Exchange on which Registered

None                              None
--------------------------------  ----------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.001 par value)
--------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  [ ] Yes   [x] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $13,571,680

The number of shares of the registrant's common stock outstanding as of March 31, 2010 was 50,708,115 shares.

                                LEO MOTORS, INC.
                               TABLE OF CONTENTS

                                     PART I

Forward-Looking Statements                                                    3
Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                     13
Item 1B.    Unresolved Staff Comments                                        13
Item 2.     Properties                                                       13
Item 3.     Legal Proceedings                                                14
Item 4.     (Removed and Reserved)                                           16

PART II

Item 5. ..  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                17
Item 6.     Selected Financial Data                                          18
Item 7. ..  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       26
Item 8.     Financial Statements and Supplementary Data                      27
Item 9. ..  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         51
Item 9A.    Controls and Procedures                                          52
Item 9B.    Other Information                                                53


PART III

Item 10.    Directors, Executive Officers and Corporate Governance           53
Item 11.    Executive Compensation                                           57
Item 12. .  Security Ownership of Certain Beneficial Owners and Management
            and related stockholder matters                                  63
Item 13. .  Certain Relationships and Related Transactions, and
            Director Independence                                            64
Item 14.    Principal Accounting Fees and Services                           65


PART IV

Item 15.    Exhibits, Financial Statement Schedules                          65

Signatures                                                                   66

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

CHANGES  TO  OUR  BUSINESS

The most significant change to our business during 2010 and through the date hereof is that we began generating revenues in March of 2010. Without significant income during the preceding development stage, the Company invested a significant amount of capital in realizing and developing its technology. But the Company has since begun generated revenues, and has received purchase orders from globally recognizable companies.

Our business plan remains to become a technology provider in the global EV market, however, due to the need to generate revenues in short term we decided to focus our efforts in 2010 on the development and marketing of electric scooters. Our efforts made successful results as the Company sold almost 1,000 units of electric scooters, and made a significant amount of revenue for the first time since its inception.

The next step is to accelerate the capitalization of Company's developments, and to further develop its products to gain a share of the EV component market. The Company intends to have production capabilities of EV power trains and e-box which can store mass electric power to be used in wind and solar power plants, and in home and offices for back-up power supply for emergency. In order to commercialize the development of our Zinc-Air fuel cell Generator ("ZAG"), the Company is developing ZAG as an EV range extender which can generate 30kW of electricity per hour.

The steps toward implementing our business plan can be summarized by the following table:

The Company could not finish the development of 240 kW power trains which would be used in heavy duty vehicles such as buses and trucks. 240 kW controllers are currently underway.

Power Trains

STEP                     ANTICIPATED COST   ANTICIPATED START DATE
-----------------------  -----------------  ----------------------
Initial Design           N/A                Completed
Initial Prototypes       $             N/A  Completed
Testing                  $         300,000  July 2011
Production Capability    $         500,000  September 2011
Production of Inventory  $         100,000  December 2011
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ---------------------
TOTAL                            1,000,000

e-Box

STEP                     ANTICIPATED COST   ANTICIPATED START DATE
-----------------------  -----------------  ----------------------
Initial Design           $             N/A  Completed
Initial Prototypes       $             N/A  Completed
Testing                  $             N/A  Completed
Component Development    $             N/A  Completed
Production Capability    $         500,000  Completed
Production of Inventory  $             N/A  Completed
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ---------------------
TOTAL                              600,000

ZAG

STEP                     ANTICIPATED COST   ANTICIPATED START DATE
-----------------------  -----------------  ----------------------
Initial Design           $             N/A  Completed
Initial Prototypes       $             N/A  Completed
Testing                  $             N/A  Completed
Component Development    $       1,000,000  Completed
Production Capability    $       1,000,000  Completed
Production of Inventory  $             N/A  Completed
Marketing & Sales        $         100,000  In process
-----------------------  -----------------  ---------------------
TOTAL                            2,100,000

In addition to broadening the scope of our products, we intend to expand our business by entering new potential markets. We had intended to enter the US, Japanese, and EU markets by the end of 2010. However, we could not because we are unable to timely finance our operations and to get the appropriate local partners. We will continue our efforts in 2011 towards entering these markets.

SALES  AND  DISTRIBUTION  ARRANGEMENTS

We believe Leo can survive in competition with giant car companies because Leo is not just small venture EV developer in direct competition with them. The big automakers are not our competitors, but our prospects, because we have developed the solutions those companies need to produce Plug-in Hybrid EVs ("PHEVs") or EVs. The Company also develops EVs, but our vehicles are customized vehicles or vehicles to test our power trains. These are aspects where a smaller company may have an advantage over bigger automotive companies, because of the larger companies' scale and labor unions. We believe their solution is to make alliances with smaller companies like us when they have such needs.

The Company has developed many key technologies for EVs and is now focused on commercializing these breakthroughs. The company has a long list of potential buyers of customized vehicles, electric bikes, parts, and components, and is currently in negotiations to secure a number of contracts.

We have developed and delivered an e-SUV to a Korean Car Manufacturer using our 100kW E-Power Train which the company developed in 2010. The test vehicle was exhibited at and made a demonstration run to the public in the 2011 Seoul Motors Show. When final testing of the test vehicle is successful, we intend to supply and incorporate our EV power trains into their body and chassis and market the completed vehicle to the public.

The Company delivered a prototype of electric tractor using our 60kW power train. After the proper tests, we intend to supply power trains and engineering services to that project.

The Company has received a Zinc Air Generator (ZAG) Development Order from an oil development equipment company. We received a purchase order to develop ZAG to be used in the unmanned environment in the ocean. With a written commitment from the client, the Company has started the Phase 1 development. The total project consists of 3 Phases to be completed by 2013.

MARKETING

Our initial marketing strategy is to focus on individual sales to fleets and EV manufacturers. We have already begun marketing our scooters to governments and companies throughout the world. For the marketing of power trains and ZAG, we have targeted mass manufacturing car brands in the world.

ITEM  1A.  RISK  FACTORS

Not  required  by  smaller  reporting  companies.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS

We filed a registration statement on Form 10 on December 10, 2008, and Amendments to the Form 10 on March 3, 2009, April 27, 2009, September 9, 2009, and May 5, 2010. We have received comments from the SEC on the latest Amendment and are in the process of responding to them. Until the Form 10 has cleared comments, we and our shareholders cannot rely on the Form 10 or our subsequent periodic reports to satisfy a requirement of current adequate information for any securities transactions.

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

                             HIGH           LOW
Fiscal  2010
First  Quarter               $2.75          $1.20
Second  Quarter              $2.20          $0.70
Third  Quarter               $1.65          $0.55
Fourth  Quarter              $1.00          $0.25

As of December 31, 2010, the Company had 100,000,000 shares of common stock authorized with 50,833,115 shares issued and outstanding and approximately 9,294,694 freely tradable shares in the public float. As of March 31 2011 the issued and outstanding was 48,833,115 because 2,000,000 shares issued for Sea
Motors was cancelled at Jan 19, 2011. These shares were held by approximately 941 shareholders of record and Company estimates by over 1,000 beneficial shareholders.

PENNY  STOCK  REGULATIONS

Our common stock is quoted in United States markets on the OTCQB, maintained by OTC Markets Group Inc., a privately owned company headquartered in New York City, under the symbol "LEOM." On Dec 31, 2010 the last reported sale price of our common stock was $0.34 per share. As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the year ended December 31, 2010, and in the subsequent period through the date hereof the Company made the following issuances of unregistered securities:

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

On February 3, 2010 we issued 75,000 shares for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 22, 2010 we issued 7,000,000 shares to purchase 50% of Leo B&T. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On September 22 and November 22, 2010 we issued 50,000 shares for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

OVERVIEW

Leo Motors, Inc. (the "Company") is in the process of development and production of Electric Power Train Systems (EPTS) encompassing electric scooters, electric sedan/SUV/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines (ICE). Our EPTS for passenger cars and agricultural tractors have been sold to car makers and agricultural machinery manufacturers. During the last two years, we have been developing eight EPTS: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 100kW, 120kW, and 240kW systems. Each EPTS consists of a motor, controller, and battery power pack controlled by a Battery Management System (BMS).

The Company has successfully converted existing models of small cars (internal combustion engines under 2,000cc), and also a 24 seat bus. The Company launched 60kW power train (for compact passenger cars and small trucks) kits and 120kW (for under 5,000cc ICE passenger cars, buses, and trucks) kits. The Company developed 240kW kit (for 10,000cc buses and trucks) as well. The 240kW kit was scheduled to be tested by October of 2010, but the Company postponed the test because it found unexpected problems in procuring the electric lines and inverters for high ampere power.

The Company has also developed Low Speed EV ("LSV"), four-wheeled electric scooter, and electric bikes. This year, the company launched electric bikes, and is now selling them to the distributors. The company also has developed the Zinc Air Fuel Cell Generator to be used as a range extender for EV.

In 2010, we believe the company has successfully made a turning point. The Company had been in the development stage in both technology and as a business. The Company spent a lot of money without any meaningful sales. The first mass sales were made in 2010. The Company sold almost 1,000 units of electric scooters last year to its national dealer in Korea. It was the largest sales performance in the electric two wheeler market in Korea. The Company expects it can sell more than 4000 units, for revenues of approximately US$ 12 million in 2011 if the Korean government starts subsidizing electric scooter purchaes.
Such subsidization has been discussed among Korea's legislative bodies and government offices.

The specific goals of the Company over the next twelve months include:

-    Develop or acquire mass production facilities for power trains and BMS
- Finalize the development of ZAFCG to be used in EVs by September 2011, and develop or acquire mass production plant to produce ZAFCG by December 2011.
-    Finish the development of the 240kW system by May 2011.
-    Find large-scale buyers for our EPTS and components.

SUMMARY OF RECENT BUSINESS DEVELOPMENTS

The greatest achievements in 2010 were that the Company has made many value references which can be a strong platform for future sales as well as proofs of technical competencies of the Company. Our 100kW EPTS was chosen for the electric car project of one large car manufacturer. We have made one electric test car for the client using body of the client's car model. The newly developed test EV of the client has been publicly demonstrated, and tested in the 2011 Seoul Motor Show. The development was very successful. The Company expects to make another test EV. After developing these test EVs, the Company may make many prototypes for final testing before jumping beginning mass production.

We have developed an electric tractor using our 60kW power train. The new development was made using the body and chassis provided by Tong Yang, the major Agricultural Machinery Brand in Korea. The development was made by an order from Tong Yang. The newly developed electric Tractor is under tests, and will be exhibited in the major International Agricultural Machinery Show in 2011. If tests are successful, we expect to receive orders for our 60kW EPTS and our engineering services.

After the development of our 1kW Zinc Air Fuel Cell Generator ("ZAFCG") and a seminar which announced the unprecedented development, the Company exerted itself in commercialization of the development. In the end of 2010, the Company received an order to develop the ZAFCG which will be used in the ocean from an oil development company. The Company has successfully finished the feasibility study of the development, and received the development fees of the first phase. The Company is going to make a pilot test and engineering design in 2011, and will finalize the development by making the final prototype and tests in 2012.

The Company received a request to develop and supply high capacity battery power pack from a major company in the military industry. The Company is preparing a test power pack for delivery to the client. If the test is successful, the Company will market its power packs to the client.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the fiscal year 2010, the Company had incurred $1,521,092 in expenses, not including salary and consulting expense paid by stock, and had realized $2,605,066 in revenues. Accordingly, our ability to fully develop and market our technologies and products is currently dependent on our ability to either generate significant new revenues or raise external capital.

Our monthly operating cost including salaries and general expense is currently approximately $150,000, as we focus on our e-Bikes and power trains. In 2010 we received approximately $2.5 million in advance from our distribution agreement in Korea; accordingly, our ability to fun operations in the short term has been secured. However, in order to continue the projects we have put on hold, we will require additional revenues or financing.

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

RESULTS OF OPERATIONS

Revenues
--------

Sales for year ended December 31, 2010 were $2,605,066 compared to $896,953 for year ended Dec 31, 2009. Costs of sales were $2,528,435 and gross profit was $76,631 in 2010 compared to $787,423 and $109,530 as costs of sales and gross profit in the same period in 2009. The sales during this period were mainly generated from the electric scooters business. The order of 1,187 electric scooters was received from M&M Co., Ltd which is our domestic distributor, for total revenues of 4.2 billion Korean Won (approximately $ 3.73 million USD) and 870 units were delivered by the end of the period. The remaining units will be reordered with the new model in 2011 We believe the revenue from EV will recur this year as our goal is to begin mass production and marketing of our products.


Expenses
--------

During the period, we incurred $3,771,092 in expenses, compared to $3,357,967 in 2009. The primary increase was due to payment of Salaries and Benefits to the Board Director paid in Stock and development cost. We also hired R&D and sales staff to activate our business. The company rented another building near the existing office to function for the sales and administration divisions. As the electric scooter has been launched in our domestic market and the company has started mass production for the scooter, the marketing expenses and indirect costs were also increased.

Expenses for the quarter consisted of the following:

EXPENSES:                                    2010        2009
-------------------------------------  ----------  ----------

Salaries and Benefits                  $  410,955  $  598,418
Salaries and Benefits by Stock priced   2,250,000           -

Service Fees                                    -   2,413,055
General and Administrative                751,802     346,495
Depreciation & Amortization                           358,555
Bad Debt                                                8,780

Salaries and Benefits - consist of total cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

Service Fees - consist of consist of accounting, legal, and professional fees.

General and Administrative - consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses


OFF-BALANCE  SHEET  ARRANGEMENTS

None.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DAT

Description                                                   Page
------------------------------------------------------------  ----

Report of Independent Registered Public Accounting Firm       F-13

Consolidated Balance Sheets                                   F-14

Consolidated Statements of Operations                         F-15

Consolidated Statements of Changes in Shareholders' Interest  F-16

Consolidated Statements of Cash Flows                         F-17

Notes to Consolidated Financial Statements                    F-19

                               Stan J.H. Lee, CPA
           2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547
                  P.O. Box 436402 * San Diego * CA 92143-6402
           619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM
-------------------------------------------------------------

To  the  Shareholders  and  Board  Members  of  Leo  Motors  Inc.;

We have audited the accompanying consolidated balance sheet of Leo Motors Inc. as of December 31, 2010 and the related consolidated statements of operation, changes in stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Leo Motors Inc as of December 31, 2009, were audited by other auditors whose report dated April 5, 2010, expressed an unqualified opinion on those statements except for going concern paragraph.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leo Motors Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Stan  J.H.  Lee,  CPA
--------------------------
Stan  J.H.  Lee,  CPA

Dated  April  13,  2011
Fort  Lee,  NJ  07024

         Registered with the Public Company Accounting Oversight Board
                      Member of New Jersey Society of CPAs
              Registered with Canadian Public Accountability Board

                                LEO MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      AS OF          AS OF
                                                   DECEMBER 31    DECEMBER 31
ASSETS                                                 2010           2009
------------------------------------------------  -------------  -------------
CURRENT ASSETS
Cash                                              $     71,192   $    499,025
Accounts Receivable-net of allowance of $8,780
and $8,394 ,respectively                                     -        244,670
Inventory                                            1,054,833        395,001
Short-term loans                                       196,066              -
Prepaid purchase                                       131,850              -
Prepaid costs and other current assets                  54,693        151,067
                                                  -------------  -------------
  TOTAL CURRENT ASSETS                               1,508,634      1,289,763

Fixed assets- net of accumulated depreciation          135,227        157,981
Deposit                                                141,089        107,640
Other non-current assets                                65,719              -
Investment in Subsidiary                                     -              -
Long -term investment in B&T Corp                    5,286,175              -
                                                  -------------  -------------
  TOTAL OTHER ASSETS                                 5,628,210        265,621
                                                  -------------  -------------

    TOTAL ASSETS                                  $  7,136,844   $  1,555,384
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------

CURRENT LIABILITIES
 Accrued payroll                                  $    300,000   $          -
 Short term borrowings                               1,127,209        428,229
  Accounts payable and accrued expenses                494,983        433,004
  Accrued expenses                                     136,913              -
  Other payables                                         8,150          5,847
  Payments received in advance from customers          544,224        296,167
  Accrued warranty expense                              52,101              -
  Related party payable                              1,040,142              -
  Corporation and business taxes payable               135,054              -
                                                  -------------  -------------
TOTAL CURRENT LIABILITIES                            3,838,776      1,163,247

Accrued severance benefits                              52,167         30,030
                                                  -------------  -------------
TOTAL LIABILIITIES                                   3,890,943      1,163,247

Noncontrolling interest                              1,373,341      1,020,428

STOCKHOLDERS' EQUITY
Common stock, Authorized 100,000,000 Shares,
 $0.001 par value,50,833,115 and  40,708,115
  shares issued and outstanding, as of December
   31, 2010 and 2009, respectively                      50,833         40,708
Additional paid-in capital                          10,543,396      3,964,160
Accumulated comprehensive income (loss)                426,910        406,476
Deficit                                             (9,148,579)    (5,069,666)
                                                  -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                           1,872,560       (658,322)
                                                  -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                $  7,136,844   $  1,525,354
                                                  =============  =============

             See the Accompanying Notes to the Financial Statements

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                FOR THE YEARS ENDED
                                              DECEMBER 31    DECEMBER 31
                                                  2010           2009
                                             -------------  -------------
TOTAL SALES                                     2,605,066        896,953
COST OF SALES                                   2,528,435       (787,423)
                                             -------------  -------------
GROSS PROFIT                                       76,631        109,530

EXPENDITURES :
    Officer compensation paid in stock          2,250,000              -
    Salaries and benefits                         410,955        598,418
    Consulting and service fees                   149,500      2,413,055
    Selling , general and administrative          645,801        346,495
    Research and Development                       53,105              -
     Bad debt                                       8,780              -
     Depreciation                                 272,354              -
       Amortization                                86,201              -
                                             -------------  -------------
TOTAL EXPENDITURES                              3,876,696      3,357,968
                                             -------------  -------------
NET LOSS FROM OPERATIONS                       (3,800,065)    (3,248,438)

OTHER INCOME & (EXPENSES)
     Investment loss - B&T Corp.                 (213,825)             -
    Interest income                                   346          1,631
    Interest expense                              (53,966)        (9,551)
    Non-operating income                           35,838         92,652
    Non-operating expense                         (47,241)      (214,738)
                                             -------------  -------------
 Total Other Income & (Expenses)                 (278,848)      (130,006)
                                             -------------  -------------
NET LOSS BEFORE INCOME TAX &
 BENEFIT & NONCONTROLLING INTEREST             (4,078,913)    (3,378,444)
Income taxes expense                                    -              -
                                             -------------  -------------
NET LOSS                                       (4,078,913)    (3,378,444)
Net loss (income) attributable to
 noncontrolling interest                        1,725,788        160,173
                                             -------------  -------------
NET INCOME  (LOSS) ATTRBUTABLE TO
 LEO MOTORS, INC.                            $ (2,353,125)  $ (3,538,617)

COMPREHENSIVE INCOME (LOSS);
   NET LOSS                                    (4,078,913)    (3,538,617)
   Unrealized foreign currency transaction
    gain (loss)                                    20,434          4,698
                                             -------------  -------------
      COMPREHENSIVE INCOME (LOSS)            $ (4,058,479)  $ (3,533,919)

LOSS PER SHARE - BASIC & DILUTED                    (0.08)         (0.09)
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            49,723,457     37,743,179

             See the Accompanying Notes to the Financial Statement

                                                   LEO MOTORS, INC.
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          ADDITIONAL                     RETAINED      TOTAL
                                    COMMON       STOCK    PAID IN       COMPREHENSIVE    EARNINGS      STOCKHOLDERS'
                                    SHARES       AMOUNT   CAPITAL       INCOME(LOSS)        (DEFICIT)  EQUITY
                                    -----------  -------  ------------  ---------------  ------------  ---------------
Balance, January 1, 2008            $30,312,315  $30,312  $   181,570   $            -   $  (357,796)  $     (145,914)

Net loss for the year                                                          (52,446)   (1,007,144)      (1,059,590)
Balance December 31, 2007            30,312,315   30,312      181,570          (52,446)   (1,364,940)      (1,205,504)
Stock issusd for debt and services    1,300,800    1,301      141,781                                         143,082
net Loss for the year                                                          289,832      (166,109)         123,723
                                    -----------  -------  ------------  ---------------  ------------  ---------------
Balance,  December 31, 2008          31,613,115   31,613      323,351          237,386    (1,531,049)        (938,699)

Stocks issued for service and
 cash during the year                 9,095,000    9,095    3,640,809                                       3,649,904
Net loss for the year ended
 December 31, 2009                                                                        (3,538,617)      (3,538,617)
Foreign currency translation
 adjustment                                                                    169,090                        169,090
                                    -----------  -------  ------------  ---------------  ------------  ---------------
Balance, December 31, 2009          $40,708,115  $40,708  $ 3,964,160   $      406,476   $(5,069,666)  $     (658,322)

Common stock issued for
 acquisition of Leo B&T Corp.         7,000,000    7,000    5,493,000                                       5,500,000
Stock-based compensation              3,000,000    3,000    2,247,000                                       2,250,000
Common stock issued for
 consulting and other service           125,000      125      149,375                                         149,500
GAAP conversion adjustment, net                            (1,310,139)                                     (1,310,139)
 Net loss for the year ended
December 31, 2010                                                                         (4,078,913)      (4,078,913)
Foreign currency translation
 adjustment                                                                     20,434                         20,434
                                    -----------  -------  ------------  ---------------  ------------  ---------------
 Balance, December 31, 2010         $50,833,115  $50,833  $10,543,396   $      426,910   $(9,148,579)  $    1,872,560
                                    ===========  =======  ============  ===============  ============  ===============

                                See the Accompanying Notes to the Financial Statements

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  For the fiscal years ended
                                                  December 31      December 31
CASH FLOWS FROM OPERATING ACTIVITIES                  2010            2009
                                                ----------------  -------------
Net loss                                        $    (4,078,913)  $ (3,538,617)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Stock issued
Depreciation                                            272,354         39,195
Foreign currency translation                             20,434        169,090
Change in long-term investment                          213,825              -
GAAP conversion adjustment                           (1,310,768)             -
Changes in working capital:
  (Increase) decrease in inventory                     (659,832)      (359,426)
  (Increase)  decrease in accounts receivable           244,670       (230,816)
  (Increase)  decrease in short term loans             (196,066)             -
  (Increase)  decrease in prepaid purchase             (131,850)             -
  (Increase)  decrease in deposit/prepaid                96,374        (20,499)
  Increase (decrease) in accrued salary                 300,000              -
  Increase (decrease) in accounts payables
   and accrued expenses                                 198,892        416,154
  Increase (decrease) in other payable                    2,303          5,847
  Payments in advance from customers                    248,057       (100,030)
  Increase (decrease) in accrued warranty
   expense                                               52,101              -
  Increase  (decrease) in taxes payable                 135,142         (2,080)
  Increase (decrease) in accrued severance
   benefits                                              22,137         30,030
                                                ----------------  -------------
Net Cash Provided by (Used in) Operating
  Activities                                         (4,571,140)    (3,591,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Leo B&T Corp.                         (5,500,000)             -
Purchase of fixed assets                               (249,600)      (191,236)
Outlay for deposit                                      (33,449)       (44,536)
Increase in other non-current assets                    (65,179)             -
                                                ----------------  -------------
Net Cash Provided by (Used in) Investing
  Activities                                         (5,848,228)      (235,772)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowing                    698,980        428,229
 Advances from related parties (Debt
  reduction related party)                            1,040,142       (804,794)
 Increase in minority interest                          352,913      1,020,428
 Issuance of common stock                             7,899,500      3,649,904
                                                ----------------  -------------
 Net Cash flows from financing activities             9,991,535      4,293,767
                                                ----------------  -------------

    Net Increase (Decrease) in Cash                    (427,833)       466,843
    Cash at the Beginning of the period                 499,025         32,181
                                                ----------------  -------------
    Cash at the End of the period               $        71,192   $    499,025
                                                ================  =============

                                LEO MOTORS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)

Supplemental  Cash Flow Disclosures:

Cash paid during year for interest              $        53,966   $      9,551
                                                ================  =============


Cash paid during year for taxes                 $             -   $          -
                                                ================  =============


             See the Accompanying Notes to the Financial Statements

                                LEO MOTORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2010

NOTE  1  -  OVERVIEW  AND  BACKGROUND

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

On February 11, 2010, the Company acquired 50% of Leo B&T Corp.,("B&T") a Korean Corporation, from two shareholders of B&T in exchange for 7,000,000 shares of the Company's common stock.

Going  Concern
--------------

The Company has a net loss of $ 4,078,913 in 2010 and $ 3,378,444 in 2009 and has a working capital and stockholder's deficiency of $ 2,330,142 at December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate profitability and/or obtain continuous funding source. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  2  -   SUMMAY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

Basis  of  Presentation  and  Consolidation
-------------------------------------------

These financial statements and related notes are expressed in US dollars. The Company's fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea where the Company is controlling shareholder with 57.69 % at the end of December 31, 2010 and 2009, respectively. All inter-company transactions and balances have been eliminated upon consolidation.

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

Receivables are not collateralized and do not bear interest. The Company has established a reserve on receivables of $ 8,780 in 2010 and $ 8,394 in 2009.

Concentration  of  Credit  Risk
-------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Korea. The Company has not experienced any losses in such bank accounts through December 31, 2010. At December 31, 2010 and 2009, our bank deposits  were  $  63,696  and  $498,238,  respectively.

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

Advertising  Costs
------------------

Advertising costs are expensed as incurred. The total advertising expense were $ 42,360 in 2010 and $ 2,992 in 2009 and have been included as part of operating expenses.

Income  Taxes
-------------

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is "more likely than not" that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Loss  per  Share
----------------

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period


Consulting  and  Service  Fees
------------------------------

It consist of legal, and paid to Investor Relations firm and professional fees and, mostly paid in common stock.

Research  and  Development
--------------------------

Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses

Stock-Based  Compensation
-------------------------

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

Recent  Accounting  Pronouncements  and  Impact  of  New  Accounting  Standards
-------------------------------------------------------------------------------

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.


NOTE  3  -  EARNINGS  PER  SHARE

Basic earnings per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.


NOTE  4  -  ACCOUNTS  RECEIVABLE

The Company recognizes a receivable on sales of parts and electrical motor equipment. The Company has established a reserve for allowance for doubtful accounts in 2010 equal to $ 8,780 and 2009, $8,394.


NOTE  5  -  INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry. As of December 31, 2010 and 2009, the inventory consisted of:

                                                  2009       2010
                                            -----------  --------
Raw materials                               $  975,301   $161,947
Work-in-process                                 99,531          -
Finished goods                                  10,002     10,002
                                            -----------  --------
TOTAL
                                            $1,084,834   $395,001
                                            ===========  ========

Reserve for slow moving and obsolete goods     (30,000)         -
                                            -----------  --------
                                            $1,054,834   $395,001


NOTE  6  -  FIXED  ASSETS

The  Company's  assets  consist  of  the  following:

                                                     2010       2009
                                               -----------  ---------
Vehicles                                       $    4,741   $ 77,753
Tools                                              37,154     67,679
Equipment, furniture , fixtures and equipment     203,316     55,396
                                               -----------  ---------
                                                 245, 211    200,828
Less Accumulated Depreciation                   ( 109,984)   (42,847)
                                               -----------  ---------

Net                                            $  135,227   $157,981
                                               ===========  =========

The Company depreciates it assets over useful lives of between 3 and 7 years. Depreciation expense was $ 272,354 in 2010 $ 39,195 in 2009.

NOTE  7  -  DUE  TO  RELATED  PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at December 31, 2010 was $ 1,040,142. The Company reduced this obligation by the issuance of 1,000,800 valued at $110,088 during 2008 and cash repayment in 2009.

NOTE  8  -  PAYMENTS  RECEIVED  IN  ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of December 31, 2010 and 2009, the balance of payments received in advance was $ 544,244 and $ 296,167.

NOTE  9-BANK  LOAN

The Company is indebted to Shin Han Bank at December 31, 2010 and 2009 for $ 438,982 and $ 428,229, payable in May 2011, interest at 6.57 % per annum. The loan is secured by guarantee issued by 'KIBO", a Korean government agency created to guarantee loans to small-to-medium technology companies.

NOTE  10  -  CAPITAL  STOCK  -  2010  ISSUANCE

The company issued 7,000,000 shares to acquire 50 % of Leo BnT Corp. in February 2010. At $ .79 per share resulting in purchase price paid in the amount of $ 5,500,000. Also on February 8 2010, 3,000,000 shares as compensation paid to officers which was valued at $ .75 per share. The remainder 125,000 shares were for the consulting fee and IR service paid in stock with price ranging from $ ..48 to $ 1,45 per share.


Company has only one class of stock, common stock. For the years ended December 31, 2010 and 2009, the Company issued 10,125.000 and 9,095,000 shares, respectively. The shares for services were recognized as consulting and service fees. The Company us authorized to issue 100,000,000 shares and as of December 31, 2010 , the Company has 50,833,115 shares issued and outstanding and December 31, 2009, 40,708,115 shares issued and outstanding.

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

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In period ended December 31, 2010 and 2009, the Company operated in a single reportable business segment, sales of specialized electric vehicle.

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

Condensed information with respect to these reportable business segments for the period is as follows:

Sales  from  specialized  electric  vehicles   $  2,605,066.

NOTE  13  -  COMMITMENT  AND  CONTINGENCIES

13.1  Lease  Commitments

Company leases its office space in Ha-Nam City in Korea which expires on March 31, 2011 and its monthly minimum rental is $ 6,875.

The minimum obligations under such commitments for the years ending December 31 until its expiration are:

Year  2011          $     20,625

Rental expense for the period ended December 31, 2010 and 2009 were $ 44,634 were $ 32,252.

13.2   Litigation

The Company has no threatened, pending or unsettled litigation as of April _ , 2010, the date the financial statement is available for issuance.

NOTE  14  -  SUBSEQUENT  EVENTS

There is no reportable subsequent event.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 4, 2011, Leo Motors, Inc. (the "Company") accepted the resignation of Gruber & Company LLC as the Company's Independent Registered Public Accounting Firm. Gruber & Company informed the Company on January 25, 2011 that it may not be able to continue as Auditor because Mr. Gruber, its principal, does not speak Korean. From then until April 4, 2011, the Company attempted to determine whether Gruber & Company could continue as the Company's principal auditor under PCAOB rules and regulations. It was determined on April 4, 2011 that the PCAOB rules and regulations required Gruber & Company to resign.

On April 7, 2011, the Company engaged Stan Jeong-Ha Lee as its Independent Registered Public Accounting Firm. Mr. Lee has been engaged to audit our 2010 annual financial statements; and to provide review and auditing services for the Company going forward. Mr. Lee, who speaks Korean, has assisted with the audit since the beginning of the audit process, and has assisted with the auditor review of the 1st, 2nd and 3rd Quarter 2010 quarterly financial statements.

The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective April 7, 2011. Gruber & Company's reports on the financial statements of the Company for the years ended December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than the inclusion of an explanatory paragraph discussing the Company's ability to continue as a going concern.

During the years ended December 31, 2010, 2009 and 2008, and any subsequent interim periods through the date of Gruber & Company's resignation, there were no disagreements between Gruber & Company and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Gruber & Company would have caused Gruber & Company to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the years ended December 31, 2010, 2009, and 2008, and any subsequent interim periods through the date the Company was informed of Gruber & Company's status.

The Company has requested that Gruber & Company respond to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that Gruber & Company review the Item 4.01 disclosure in this report and has provided Gruber & Company with an opportunity to provide a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which Gruber & Company does not agree with the statements made by the Company herein. Gruber & Company provided the letter filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on April 14, 2011.

The Company has not previously consulted with Mr. Lee regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(v) of Regulation S-K) during the years ended December 31, 2010, 2009, and 2008, and any later interim period, including the interim period up to and including the date of Gruber & Company's resignation.

Mr. Lee has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). Mr. Lee did not furnish a letter to the Commission.


ITEM  9A.  CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  disclosure  controls  and  procedures
        -----------------------------------------------------

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Under the supervision of our Chief Executive Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2010 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c)     Change  in  Internal  Controls
        ------------------------------

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


NAME OF DIRECTOR OR OFFICER  AGE  POSITION

Jung Yong ("John") Lee        46  Chief Executive Officer, President
                                  and Interim Chief Financial Officer

Young Il Kim                  55  Director

EXECUTIVE  OFFICER  AND  DIRECTOR  BIOS

Jung  Yong  (John)  Lee,  Chief  Executive  Officer, President and Interim Chief
--------------------------------------------------------------------------------
Financial  Officer
------------------

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2010 and our own records, we believe that Dr. Kang, Mr. Lee and Mr. Kim each failed to file timely a Form 3, 4 or 5 during the year ending December 31, 2010.

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

Name                      Corporate Office
----------------------    ------------------------------
Jung Yong ("John") Lee    President, CEO and Interim CFO

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

Name                      Annual Salary
----------------------    --------------
Jung Yong ("John") Lee    $      200,000

Agreed  Compensation
--------------------

Jung Yong ("John") Lee, Chief Executive Officer and Interim Chief Financial Officer - Mr. Lee will earn an annual Salary of $ 200,000 as compensation for his services as president and CEO.

GRANTS  OF  PLAN-BASED  AWARDS  TABLE  FOR  FISCAL  YEAR  2010

On January 15, 2010, the Company adopted an employee stock option plan, designated as the "2010 Employee Stock Option Plan. 10,000,000 options were issued to our CEO on February 1, 2010 and it was cancelled at Jan 19 2011. During fiscal 2010, we did not grant any other equity awards under any equity award plan.

OPTION  EXERCISES  FOR  FISCAL  1009

During  fiscal  2010,  none  of  the named executive officers exercised options.

NONQUALIFIED  DEFERRED  COMPENSATION

We currently offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees, including the named executive officers.

COMPENSATION  OF  DIRECTORS

We intend to use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We issued 2,000,000 shares of common stock to Shi Chul Kang, 500,000 shares of common stock to Jung Yong Lee and 500,000 shares of common stock to Young Il Kim as the board of directors on Jan 1, 2010.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to, or accrued by, the Company's highest paid executive officers during the fiscal years ended December 31, 2010 and December
31, 2009.  No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during that fiscal year.

                      ANNUAL       ANNUAL     OTHER    COMPEN-      LONG TERM
NAMED                 COMPEN-      COMPEN-    ANNUAL   SATION       COMPEN-
EXECUTIVE             SATION       SATION     COMPEN-  RESTRICTED   SATION     LTIP     ALL
OFFICER         YEAR  SALARY ($)(3)BONUS ($)  SATION   STOCK (#)    OPTIONS    PAYOUTS  OTHER
--------------  ----  -----------  ---------  -------  -----------  ---------  -------  -----
Robert Kang(2)  2009      336,527          0        0            0          0        0      0
                2010       35,714          0        0            0          0        0      0
Jung Yong Lee1  2008       35,714          0        0            0          0        0      0
                2009       35,714          0        0            0          0        0      0

(1) Jung Yong Lee was the Company's President and CEO from September 19, 2007 to November 18,
2008. And he became President and CEO on March 11, 2011.
(2) Robert Kang was the Company's President and CEO from November 18, 2008 to Mar 14 2011.
(3) Number represents Dec 31 2010 exchange rate between US$ and Korean Won.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2010.

               OPTION AWARDS
               -------------------------------------------------------------------------------
                                                       EQUITY INCENTIVE
                                                       PLAN AWARDS:
               NUMBER OF                               NUMBER OF
               SECURITIES       NUMBER OF              SECURITIES
               UNDERLYING       SECURITIES UNDERLYING  UNDERLYING        OPTION
               UNEXERCISED      UNEXERCISED            UNEXERCISED       EXERCISE   OPTION
               OPTIONS          OPTIONS                UNEARNED          PRICE      EXPIRATION
NAME           (#) EXERCISABLE      (#) UNEXERCISABLE  OPTIONS                 ($)  DATE
-------------  ---------------  ---------------------  ----------------  ---------  ----------
Jung Yong Lee                0                      0                 -          -           -

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 31, 2010. The table shows the amount of shares owned by:

(1) each person known to us who owns beneficially more than five percent of the outstanding shares of any class of the Company's stock, based on the number of shares outstanding as of March 31, 2011;
(2)     each  of  the  Company's  Directors  and  Executive  Officers;  and
(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

                     AMOUNT OF     PERCENT OF
                     SHARES        SHARES
IDENTITY OF          BENEFICIALLY  BENEFICIALLY
PERSON OR GROUP      OWNED         OWNED(1,2)      CLASS
-------------------  ------------  -------------  ------
Jung Yong Lee
CEO and Interim CFO     6,500,000         13.40%  Common
-------------------  ------------  -------------  ------
Young Il Kim
Director                1,800,000           3.7%  Common
-------------------  ------------  -------------  ------

(1) The percentage of shares owned is based on 48,833,115 shares being outstanding as of March 31, 2011. If the beneficially owned shares of any individual or group in the above table include any options, warrants, or other rights to purchase shares in the Company's stock, such right to purchase shares (if any) is disclosed by footnote below and the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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


ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The following is a summary of the fees paid to Gruber & Company LLC, the Company's former independent public accounting firm, and Stan Jeong-Ha Lee, the Company's independent public accountant, during the fiscal years ended December 31, 2009 and 2010.

                       2009      2010
                    -------  --------
Audit fees          $30,000  $30,0001
Audit-related fees        -         -
Tax fees                  -         -
All other fees            -         -
TOTAL               $30,000  $ 30,000

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

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

FINANCIAL  STATEMENTS  AND  SCHEDULES.

The following consolidated financial statements of Leo Motors, Inc. and Subsidiaries are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

     Report  of  Independent  Registered  Public  Accounting  Firm

     Consolidated  Balance  Sheets  as  of  December  31,  2010  and  2009

     Consolidated Statements of Operations for the years ended December 31, 2010, and 2009

     Consolidated Statements of Changes in Shareholders' Interest for the years ended December 31, 2010 and 2009

     Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

                                   LEO  MOTORS,  INC.
                                   (THE  REGISTRANT)


                                   By     \s\  Jung  Yong  Lee
                                          --------------------
                                   Jung  Yong  Lee
                                   Chief  Executive  Officer,  President  and
                                   Interim  Chief  Financial  Officer


Date:  April  15,  2011