Form 10-Q
period 2011-03-31
Leo Motors, Inc.
filed 2011-05-23
CIK 1356564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
 (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the quarterly period endedMarch 31,
                                     ---------------------------------------
2011
----

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

    291-1, Hasangok-dong,Hanam City, Gyeonggi-do, Republic of Korea 465-250
--------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

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



Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [ ]  No [x]

The number of shares of the registrant's common stock outstanding as of March 31, 2011 was 50,783,115 shares.

                                LEO MOTORS, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.   FINANCIAL INFORMATION                                    PAGE NO.
--------  -------------------------------------------------------  --------

Item 1.   Consolidated Interim Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 2011 (unaudited)     F-3

          Consolidated Statements of Operations for the Three Months
          ended March 31, 2011 (Unaudited)                              F-5

          Consolidated Statement of Cash Flows for the Three Months
          ended March 31, 2011 (Unaudited)                              F-7

          Notes to Condensed Consolidated Interim Financial
          Statements (unaudited)                                        F-9

Item 2.   Management's Discussion and Analysis                           14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.    17

Item 4.   Controls and Procedures                                        17


PART II.  OTHER INFORMATION
--------  ------------------------------------------------------------

Item 1.   Legal Proceedings                                              17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    17

Item 3.   Defaults Upon Senior Securities                                17

Item 4.   (Removed and Reserved)                                         17

Item 5.   Other Information                                              18

Item 6.   Exhibits                                                       18

Signatures                                                               18

PART  I.  FINANCIAL  INFORMATION.

ITEM  1.  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                                LEO MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 March 31, 2011

                                                    AS OF           AS OF
                                                   MARCH 31,     DECEMBER 31,
                                                     2011            2010
                                                 ------------  --------------
ASSETS                                            (Unaudited)       (Audited)
CURRENT ASSETS
Cash                                             $     4,945   $      71,192
Accounts Receivable-net of allowance of $8,780
  and $8,394, ,respectively                            9,061               -
Inventory                                          1,202,154       1,054,833
Short-term loans                                           -         196,066
Prepaid purchase                                     181,715         131,850
Prepaid costs and other current assets                10,553          54,693
                                                 ------------  --------------
     TOTAL CURRENT ASSETS                          1,408,428       1,508,634

Fixed assets- net of accumulated depreciation        136,139         135,227
Deposit                                              145,610         141,089
Other non-current assets                              76,619          65,719
Investment in Subsidiary                                   -               -
Long -term investment in B&T Corp                  5,230,743       5,286,175
                                                 ------------  --------------
     TOTAL OTHER ASSETS                            5,589,111       5,628,210
                                                 ------------  --------------
              TOTAL ASSETS                         6,997,539       7,136,844
                                                 ============  ==============

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued payroll                                      300,000         300,000
Short term borrowings                              1,055,647       1,127,209
Accounts payable and accrued expenses                513,112         494,983
Accrued expenses                                      27,992         136,913
Other payables                                        40,872           8,150
Payments received in advance from customers          561,321         544,224
Accrued warranty expense                              52,101          52,101
Related party payable                              1,073,477       1,040,142
Corporation and business taxes payable               139,328         135,054
                                                 ------------  --------------
    TOTAL CURRENT LIABILITIES                      3,763,850       3,838,776

Accrued severance benefits                            48,800          52,167
                                                 ------------  --------------
        TOTAL LIABILIITIES                         3,812,650       3,890,943

Noncontrolling interest                            1,373,341       1,373,341

                         Please See Accompanying Notes
                                LEO MOTORS, INC.
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                                 March 31, 2011

                                                    AS OF           AS OF
                                                   MARCH 31,     DECEMBER 31,
                                                     2011            2010
                                                 ------------  --------------
STOCKHOLDERS' EQUITY
Common stock, Authorized 100,000,000
  Shares, $0.001 par value,50,833,115
  shares issued and outstanding, as
  of March 31, 2011 and December
  31, 2010, respectively                              50,833          50,833
Additional paid-in capital                        10,543,396      10,543,396
Accumulated comprehensive income (loss)              426,910         426,910
Deficit                                           (9,209,591)     (9,148,579)
                                                 ------------  --------------

  TOTAL LEO MOTORS INC. STOCKHOLDERS'
    EQUITY                                         1,811,548       1,872,560
                                                 ------------  --------------

  TOTAL STOCKHOLDERS' EQUITY                       1,811,548       1,872,560
                                                 ------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                               6,997,539       7,136,844
                                                 ============  ==============

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 2011 and 2010
                                  (Unaudited)

                                                   FOR THE 3 MONTHS ENDED
                                                  MARCH 31,     MARCH  31,
                                                    2011          2010
                                              --------------  ------------

Sales                                         $     248,178   $    12,463
                                              --------------  ------------
TOTAL SALES                                         248,178        12,463
COST OF SALES                                       178,838         7,340
                                              --------------  ------------
GROSS PROFIT                                         69,340         5,123

 EXPENDITURES :
    Officer compensation paid in stock                    -     2,250,000
    Salaries and benefits                            81,428       126,891
    Consulting and service fees                       4,478       142,975
    Selling , general and administrative             40,120       108,938
    Research and Development                              -             -
    Bad debt                                              -             -
    Depreciation                                          -             -
    Amortization                                          -             -
                                              --------------  ------------
TOTAL EXPENDITURES                                  126,026     2,628,804
                                              --------------  ------------

NET LOSS FROM OPERATIONS                            (56,686)   (2,623,681)

OTHER INCOME & (EXPENSES)
    Investment loss - B&T Corp.
    Interest income                                       -            33
    Interest expense                                      -        (7,080)
    Non-operating income                              4,787         2,261
    Non-operating expense                            (9,113)          (54)
                                              --------------  ------------
 Total Other Income & (Expenses)                     (4,326)       (4,840)

NET LOSS BEFORE INCOME TAX &
  BENEFIT& NONCONTROLLING INTEREST                  (61,012)   (2,628,521)

 Income tax, net of tax benefits                          -             -
                                              --------------  ------------

 NET LOSS                                     $     (61,012)  $(2,628,521)
                                              ==============  ============

                                LEO MOTORS, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS (CONT'D)
               For the Three Months Ended March 31, 2011 and 2010
                                  (Unaudited)

                                                   FOR THE 3 MONTHS ENDED
                                                  MARCH 31,     MARCH  31,
                                                    2011          2010
                                              --------------  ------------

NET LOSS                                      $     (61,012)  $(2,628,521)

NET LOSS ATTRIBUTABLE TO NONCONTROLLLING
  INTEREST                                           14,032       607,743
                                              --------------  ------------

NET INCOME (LOSS) ATTRIBUTABLE
  TO LEO MOTORS, INC.                         $     (46,980)  $(2,020,778)

COMPREHENSIVE INCOME (LOSS)
   NET LOSS                                         (61,032)   (2,020,778)

    Unrealized foreign currency transaction
     gain (loss)                                          -             -
                                              --------------  ------------

    COMPREHENSIVE INCOME (LOSS)               $     (61,032)  $(2,020,778)


  LOSS PER SHARE - BASIC & DILUTED                   (0.001)       (0.047)


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      50,833,115    42,917,282


                         Please See Accompanying Notes

                                LEO MOTORS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2011 and 2010
                                  (Unaudited)

                                                    FOR THE 3 MONTHS ENDED
                                                   MARCH 31,      MARCH 31,
                                                     2011           2010
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $    (61,012)  $ (2,628,521)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
Accounting for Non-controlling interest                    -      1,202,037
Stock issued for compensation                              -      2,250,000
Depreciation                                               -         19,839
Foreign currency translation                               -        170,112
Change in long-term investment                        55,432              -
Changes in working capital:
  (Increase) decrease in inventory                  (147,321)      (415,197)
  (Increase)  decrease in accounts receivable         (9,061)       235,813
  (Increase)  decrease in short term loans           196,066              -
  (Increase)  decrease in advance payment                  -       (191,176)
  (Increase)  decrease in deposit/prepaid             (5,725)        37,665
  Increase (decrease) in accrued salary                    -              -
  Increase (decrease) in accounts payables
    and accrued expenses                              18,129       (335,067)
  Increase (decrease) in other payable               (79,566)           929
  Payments in advance from customers                  17,097        616,459
  Increase (decrease) in accrued warranty
    expense                                                -              -
  Increase  (decrease) in taxes payable                4,274              -
  Increase (decrease) in accrued severance
    benefits                                               -        332,665
                                                -------------  -------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                         (11,687)     1,295,558

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in short-term loan               (71,562)      (240,735)
Acquisition of intangible assets                           -     (1,368,538)
Purchase of fixed assets                                (912)       (58,376)
Outlay for deposit                                    (4,521)        19,233
Increase in othher non-current assets                (10,900)             -
                                                -------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                         (87,895)    (1,648,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing                         -         14,641
Advances from related parties (Debt reduction
  related party)                                      33,335              -
Increase in minority interest                              -        (80,283)
Issuance of common stocks                                  -              -
                                                -------------  -------------
NET CASH FLOWS FROM FINANCING ACTIVITIES              33,335        (65,642)
                                                -------------  -------------

    Net Increase (Decrease) in Cash                  (66,247)      (418,500)
    Cash at the Beginning of the period               71,192        499,025
                                                -------------  -------------

    Cash at the End of the period               $      4,945   $     80,525
                                                =============  =============

                                LEO MOTORS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
               For the Three Months Ended March 31, 2011 and 2010
                                  (Unaudited)

                                                    FOR THE 3 MONTHS ENDED
                                                   MARCH 31,      MARCH 31,
                                                     2011           2010
                                                -------------  -------------
SUPPLEMENTAL  CASH FLOW DISCLOSURES:

Acquisition of interest in a company paid in
  common stocks                                 $          -   $(10,850,000)

Compensation paid in stock                                 -      4,458,750

Issuance of stock for acquisition and
  compensation                                             -     15,308,750

Cash paid during the period for interest                   -          7,080

Cash paid during year for taxes                            -              -


                         Please See Accompanying Notes

                                LEO MOTORS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2011

NOTE  1  -  UNAUDITED  INFORMATION

The consolidated balance sheet of Leo Motors Inc. (the "Company") as of March 31, 2011, and the consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2011, and the results of operations for the three-months ended March 31, 2011 and 2010.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's consolidated financial statements as filed on Form 10-K for the year ended December 31, 2010.


NOTE  2  -  BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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


NOTE  3  -  SUMMAY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

Basis  of  Presentation  and  Consolidation
-------------------------------------------

These financial statements and related notes are expressed in US dollars. The Company's fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea where the Company is controlling shareholders with 57.69 % at the end of March 31, 2011 and 2010, respectively. All inter-company transactions and balances have been eliminated upon consolidation.

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

The Company considers the assets to be impaired if the balances are greater than one-year old. Management regularly reviews accounts receivable and will establish an allowance for potentially uncollectible amounts when appropriate. When accounts are ritten off, they will be charged against the allowance.

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


NOTE  4  -  EARNINGS  PER  SHARE

Basic earnings per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.


NOTE  5  -  INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry. As of December 31, 2010 and 2009, the inventory consisted of;

                                             03/31/2011    03/31/2010
                                            ------------  -----------

Raw materials                               $ 1,079,061   $   374,268
Work-in-process                                 143,056             -
Finished goods                                   10,037       435,930
                                            ------------  -----------
TOTAL                                       $ 1,232,154   $   810,198
                                            ============  ===========

Reserve for slow moving and obsolete goods      (30,000)
                                            ------------
                                            $ 1,202,154


NOTE  6  -  DUE  TO  RELATED  PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at March 31, 2011 was $ 1,073,477.


NOTE  7  -  PAYMENTS  RECEIVED  IN  ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of March 31, 2011 and 2010, the balance of payments received in advance was $ 561,321 and $ 544,224.

NOTE  8  -  CAPITAL  STOCK  -  2010  ISSUANCE

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

Company has only one class of stock, common stock. For the years ended December 31, 2010 and 2009, the Company issued 10,125.000 and 9,095,000 shares, respectively. The shares for services were recognized as consulting and service fees. The Company us authorized to issue 100,000,000 shares and as of December 31, 2010 , the Company has50,833,115 shares issued and outstanding and December 31, 2009, 40,708,115 shares issued and outstanding.

NOTE  9  -  SUBSEQUENT  EVENTS

There  is  no  reportable  subsequent  event.

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

OVERVIEW

Leo Motors, Inc. (the "Company") is currently in the process of testing and developing production capability of Electric Power Train Systems ("EPTS") encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines ("ICEs"). We plan to market our EPTS to auto makers or conversion service providers.

During the last two years, we have been developing eight EPTS of increasing power rating: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW systems. Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system ("BMS").

The Company has successfully converted existing models of small cars (ICEs under 2,000cc), and also a 24 seat bus. The Company has launched its 60kW power train kits (for compact passenger cars and small trucks) and its 120kW kits (for ICE passenger cars, buses, and trucks under 5,000cc). The Company has developed a 240kW kit (for up to 10,000cc buses and trucks) as well, and intends to market the kit once testing can be completed.

The Company has also developed a Low Speed EV ("LSV"), a four-wheeled electric scooter, and electric bikes. During 2010, we launched electric bikes, and are now selling them to distributors. The company also has developed its Zinc Air Fuel Cell Generator to be used as a range extender for EVs.

The specific goals of the Company over the next twelve months include:

-    Developing  mass  production  facilities  for  power  trains  and  BMS
- Finalizing the development of ZAFCG to be used in EV by September 2011, and developing mass production plant to produce ZAFCG by December 2011.
-    Finishing  the  development  of  the  240kW  system  by  May  2011.
-    Developing  large  scale  clients  for  our  EPTS  and  components

RECENT BUSINESS DEVELOPMENTS

In 2010, Leo was able to exit the development stage in both technology and business. While we had previously incurred a high amount of costs without significant revenues, in 2010 we sold almost 1,000 units of electric scooters last year to our national dealer in Korea. It was the largest sales performance in the electric two wheeler market in Korea. If the Korean government begins subsidizing the purchase of electric scooters, as has been proposed among legislative bodies and government offices, we believe we can significantly improve upon the 2010 numbers in 2011. However, we cannot be certain that government subsidies will be implemented, or that we will be able to increase revenues and profitability.

Also in 2010, we were able to complete other valuable accomplishments that we believe will grow Leo's reputation and branding. First, our 100kW EPTS was chosen for the electric car project of one car manufacturer. We have made one electric test car using their car model's body. The newly developed test EV was demonstrated and tested in the 2011 Seoul Motor Show. We expect to make another test EV, and after developing these test EVs, we may make many prototypes to conduct the final tests before jumping into mass production. This project is in the initial testing phase, and we do not have a definitive material agreement to sell our EPTS or conversion services at this time.

We have developed an electric tractor using our 60kW EPTS. The new development was made using the body and chassis provided Tong Yang, an Agricultural Machinery Brand in Korea. The development was made by the request of Tong Yang. The newly developed electric Tractor is under tests, and we intend to exhibit it in international agricultural machinery shows in 2011. After proper tests, Tong Yang may order 60kW EPTS and our engineering services. This project is in the initial testing phase, and we do not have a definitive material agreement to sell our EPTS or conversion services at this time.

After the development of our 1kW Zinc Air Fuel Cell Generator ("ZAFCG") and seminar which announced the development, the Company exerted itself in commercialization of the development. By the end of 2010, the Company received an order to develop a ZAFCG which will be used in the ocean from an oil development company. The Company has successfully finished the feasibility study of the development, and received the development fees of the first phase. The Company is going to conduct a pilot test and develop the engineering design in 2011, and will finalize the development by making the final prototype and tests in 2012. This project is in the initial testing phase, and we do not have a definitive material agreement to sell our ZAFCG at this time.

The Company received a Letter of Intent to develop and supply high capacity battery power pack from a company in the military industry. The Company is preparing a test power pack to the client. If the test turns out to be successful, we could be able to provide a significant amount of power packs to the client. This project is in the initial testing phase, and we do not have a definitive material agreement to sell our battery power packs at this time.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the quarter ended March 31, 2011, the Company had incurred $126,026 in expenses, but had realized only $69,340 in gross profit. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

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

RESULTS OF OPERATIONS

Revenues

Sales for the Three Months ended March 31, 2011 were $248,178 compared to $12,463 for the Three Months ended March 31, 2010. Costs of sales were $178,838 and gross profit was $69,340 in 2011 compared to $7,340 and $5,123 as costs of sales and gross profit in the same period in 2010. Neither period's sales represent sales from recurring business, but rather sales of samples and development services. Our primary recurring business comes from sales of electric scooters to our Korean distributor, which occurred in mass in 2010 and did not recur in the first quarter of 2011. We anticipate sales in the next quarter to increase and to include recurring business sales due to additional purchase of scooters from our distributor.

Expenses

During the quarter, we incurred $126,026 in expenses, compared to $4,728,804 in the quarter ended March 31 2009. The primary decrease was due to payment of Salaries and Benefits to the Board Director paid in Stock in February 2010. Expenses in each category decreased due to the higher development costs in 2010.

Expenses for the period quarter consisted of the following:

                                      THREE MONTHS   THREE MONTHS
                                          ENDED          ENDED
                                        MARCH 31,      MARCH 31,
EXPENSES:                                 2011           2010
                                     -------------  -------------
Officer compensation paid in stock   $           -  $   2,250,000
Salaries and Benefits                       81,428        126,891
Consulting and Service Fees                  4,478        142,975
Selling, General and Administrative         40,120        108,938
                                     -------------  -------------
Total                                $     126,026  $   2,628,804

Officer compensation paid in stock - consists of common stock issued to our executive officers as compensation for their services as officers of the Company.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


Dated: May 23, 2011                     LEO MOTORS, INC.
                                        (the registrant)

                                        By: \s\ Jung Yong Lee
                                            -----------------
                                        Jung Yong Lee
                                        Chief Executive Officer
                                        and Interim Chief Financial Officer