Form 10-Q
period 2011-06-30
Leo Motors, Inc.
filed 2011-08-22
CIK 1356564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3909667
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1291-1, Hasangok-dong, Hanam City, Gyeonggi-do, Republic of Korea	465-250
(Address of principal executive offices)	(Zip Code)

757-766-6100
(Registrant’s telephone number, including area code)

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

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

The number of shares of the registrant’s common stock outstanding as of August 15, 2011 was 50,833,115 shares.

QUARTERLY REPORT ON FORM 10-Q

for the Quarter ended June 30, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Operations and Comprehensive Income

 4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion & Analysis of Financial Condition and Results of operations

13

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.

Controls and Procedures

14

PART II - OTHER INFORMATION

15

Item 1.

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

(Removed and Reserved)

15

Item 5.

Other Information

15

Item 6.

Exhibit

15

Signatures

16

Part I.  Financial Information

Item 1.  Financial Statements

LEO MOTORS, INC.
Consolidated Balance Sheets

	As of June 30	As of December 31
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$15,322	$71,192
Accounts Receivable, net of allowance of $8,780 and $8,394, respectively	12,648	-
Inventory	1,340,218	1,054,833
Short-term loans	196,066	196,066
Prepaid items and other current assets	189,386	186,543
Total Current Assets	1,753,640	1,508,634
Fixed assets- net of accumulated depreciation	98,782	135,227
Deposit and other non-current assets	199,323	206,808
Long -term investment in B&T Corp	5,186,743	5,286,175
Total Other Assets	5,484,848	5,628,210
TOTAL ASSETS	$7,238,488	$7,136,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Commitments and Contingencies	-	-
Current Liabilities
Accrued payroll	$300,000	$300,000
Short term borrowings	1,069,342	1,127,209
Accounts payable and accrued expenses	525,912	494,983
Other payables	854,191	332,218
Payments received in advance from customers	556,749	544,224
Related party payable	1,040,142	1,040,142
Total Current Liabilities	4,346,336	3,838,776
Accrued severance benefits	50,017	52,167
Total Liabilities	4,396,353	3,890,943

Stockholders' Equity
Stockholders’ Equity Attributable to Leo Motors, Inc.
Common stock, $0.001 par value, 100,000,000 Shares Authorized, 50,833,115 shares issued and outstanding.	50,833	50,833
Additional paid-in capital	10,543,396	10,543,396
Accumulated comprehensive income (loss)	426,338	426,910
Deficit	(9,551,773)	(9,148,579)
Total Leo Motors Inc. Stockholders' Equity	1,468,794	1,872,560

Stockholder's Equity Attributable to Non-controlling interest	1,373,341	1,373,341

Total Stockholders' Equity	2,842,135	3,245,901

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,238,488	$7,136,844

The Accompanying Notes are an Integral Part of these Financial Statements

LEO MOTORS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the 3 Months Ended		For the 6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Total Sales	$4,377	$554,159	$252,555	$566,622
Cost Of Sales	40,274	472,818	219,112	480,158
Gross Profit	(35,897)	81,341	33,443	86,464

Expenditures :
Officer compensation paid in Stock	-	-	-	2,250,000
Salaries and benefits	95,377	122,113	176,805	249,004
Consulting and service fees	-	77,122	-	220,097
Selling, general and administrative	74,778	331,041	119,376	439,979
Total Expenditures	170,155	530,276	296,181	3,159,080
Net Income (Loss) From Operations	(206,052)	(448,935)	(262,738)	(3,072,616)

Other Income (Expenses)
Investment loss - B&T Corp.	-	-	-	-
Non-operating income	-	846	4,646	9,871
Non-operating expense	(21,273)	(7,005)	(30,245)	(17,723)
Total Other Income & (Expenses)	(21,273)	(6,159)	(25,599)	(7,852)
Net Income (Loss) Before Income Tax & Tax Benefit, & Non-controlling Interest	(227,325)	(455,094)	(288,337)	(3,080,468)

Income tax, net of tax benefits	-	-	-	-
Net Income (Loss), Including Portion Attributable to Non-Controlling Interest	(227,325)	(455,094)	(288,337)	(3,080,468)

Gain (Loss) attributable to non-controlling interest	58,032	(203,030)	(44,000)	452,232

Net Income (Loss) Attributable To Leo Motors, Inc.	$(285,357)	$(252,064)	$(332,337)	$(2,628,236)

Comprehensive Income (Loss)
Net Loss	(285,357)	(252,064)	(332,337)	(2,628,236)
Unrealized foreign currency transaction gain (loss)	572	988,414	572	988,414
Comprehensive Income (Loss)	$(284,785)	$736,350	$(331,765)	$(1,639,822)

Income (Loss) Per Share - Basic & Diluted	(0.006)	(0.005)	(0.007)	(0.056)
Comprehensive Income (Loss) Per Share - Basic & Diluted	(0.006)	0.014	(0.007)	(0.035)
Weighted Average Number Of Common Shares Outstanding	50,833,115	50,783,115	50,833,115	46,737,286

The Accompanying Notes are an Integral Part of these Financial Statements

LEO MOTORS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the 6 Months Ended
	June 30,	June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(332,337)	$(2,628,236)
Adjustments to reconcile net loss to net cash provided by operating activities :
Accounting for non-controlling interest		(181,300)
Stock issued for compensation	-	2,250,000
Depreciation	21,496	53,950
Foreign currency translation	572	988,414
Loss on disposition of property and equipment	-	130
Change in long-term investment	-	-
Changes in working capital:
(Increase) decrease in inventory	(285,385)	(1,944,253)
(Increase) decrease in accounts receivable	(12,648)	232,293
(Increase) decrease in short term loans	-	-
(Increase) decrease in advance payment	-	-
(Increase) decrease in deposit/prepaid	(2,843)	(1,401,747)
Increase (decrease) in accrued salary	-	-
Increase (decrease) in accounts payables and accrued expenses	30,929	216,473
Increase (decrease) in other payable	521,973	305,684
Payments in advance from customers	12,525	2,661,941
Increase (decrease) in accrued warranty expense	-	-
Increase (decrease) in taxes payable	-	-
Increase (decrease) in accrued severance benefits	(2,150)	(3,407)
Increase (decrease) in other liabilities	30,274	-
Net Cash Provided by (Used in) Operating Activities	(17,594)	549,942

Cash Flows From Investing Activities
Increase (decrease) in short-term loan	-	-
Investment in net equity interest	-	(5,500,000)
Acquisition of intangible assets	-	-
Purchase (Disposition) of fixed assets	14,949	-
Outlay for or deposit refunded	7,485	(57,419)
Increase in other non-current assets	(2,843)	-
Net Cash Provided by (Used in) Investing Activities	19,591	(5,557,419)

Cash Flows From Financing Activities
Stock issued for investment in net equity interest	-	5,500,000
Proceeds (repaid) from short-term borrowing	(57,867)	(15,108)
Advances from related parties (Debt reduction related party)	-	-
Increase in minority interest	-	35,433
Issuance of common stock	-	-
Net Cash flows from financing activities	(57,867)	5,520,325

Net Increase (Decrease) in Cash	(55,870)	512,848
Cash at the Beginning of the period	71,192	499,025

Cash at the End of the period	$15,322	$1,011,873

LEO MOTORS, INC.
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

For the 6 Months Ended
	June 30,	June 30,
	2011	2010
Supplemental Cash Flow Disclosures:
Acquisition of interest in a company paid in common stock	$-	$-
Compensation paid in stock	-	-
Issuance of stock for acquisition and compensation	-	-
Cash paid during the period for interest	-	-
Cash paid during year for taxes	14,487	-

The Accompanying Notes are an Integral Part of these Financial Statements

LEO MOTORS, INC.

Notes to the Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated balance sheet of Leo Motors Inc. (the “Company”) as of June 30, 2011, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2011, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2011, and the results of operations for the three and six months ended June 30, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s consolidated financial statements as filed on Form 10-K for the year ended December 31, 2010.

NOTE 2 – NATURE OF OPERATIONS

Company Business

The Company, through its operating subsidiary Leo Motors, Co. Ltd., a Korean Company (“Leozone”), is in the business of developing and marketing Electric Vehicles (“EVs”) and EV components.  The Company’s current operations consist of testing and developing production capability of EV Power Train Systems as well as several models of EV.

Corporate Background

Leo Motors, Inc, Inc (the "Company") was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986.  The Company then underwent several name changes from FCR Automotive Group, Inc. to Shinil Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and on November 12, 2007 acquired Leozone (then Leozone Co., Ltd.) as its operating company. The acquisition exchanged shares in Leo Motors, Inc. for shares in Leozone.  As this is a reverse acquisition the accounting treatment is that of a combination of the two entities with the activity of Leozone prior to the acquisition, and Leo Motors, Inc. going forward. The financial statements reflect the activity for all periods presented as if the acquisition had occurred January 1, 2007.

On February 11, 2010, the Company acquired 50% of Leo B&T Corp. (“B&T”), a Korean Corporation, from two shareholders of B&T in exchange for 7,000,000 shares of the Company’s common stock.

NOTE 3 – SUMMAY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“USGAAP”) and have been consistently applied in the preparation of the financial statements.

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd., a Korean Company, where the Company is the controlling shareholder.  All inter-company transactions and balances have been eliminated upon consolidation.

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

•

The Company generates revenue from the delivery of goods and records revenues when the sales are completed, already collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers.

•

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the delivery of professional services.  Pricing is fixed and determinable according to the Company’s published brochures and price lists.

Accounts Receivables

Accounts receivable of the Company are reviewed to determine if their carrying value has become impaired.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

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

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

NOTE 5 – INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing.  The company's inventory consists of parts for the electric transportation industry. As of June 30, 2011 and 2010, inventory consisted of:

	At June 30,
	2011	2011

Raw materials	$1,141,274	$975,301
Work-in-process	218,659	99,531
Finished goods	10,285	10,002
	$1,370,218	$1,084,834

Reserve for slow moving and obsolete goods	(30,000)	(30,000)

TOTAL	$1,340,218	$1,054,834

NOTE 6 – DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at June 30, 2011 was $ 1,073,477.

NOTE 7 – PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of June 30, 2011 and 2010, the balance of payments received in advance was $ 556,749 and $ 544,224.

NOTE 8 – CAPITAL STOCK

The Company issued 7,000,000 shares to acquire 50 % of Leo B & T Corp. in February 2010, valued at $0.79 per share resulting in purchase price paid in the amount of $5,500,000.  On February 8 2010, 3,000,000 shares as compensation paid to officers which was valued at $0.75 per share.  The remaining 125,000 shares were for consulting fees and IR services paid in stock with price ranging from $0.48 to $1.45 per share.

The Company has only one class of stock, common stock.  For the years ended December 31, 2010 and 2009, the Company issued 10,125,000 and 9,095,000 shares, respectively.  Shares issued for services were recognized as consulting and service fees.

The Company issued no shares during the six months ended June 30, 2011 or through the subsequent period through the date of this report.

The Company is authorized to issue 100,000,000 shares and as of June 30, 2011 and December 31, 2010, the Company has 50,833,115 shares issued and outstanding.

NOTE 9 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any profitable operations to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured or profitability is returned. The Company will offer noncash consideration and seek debt/equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.

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

This Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”).  The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

Leo Motors, Inc. (the "Company") is currently in the process of development and production of Electric Power Train Systems (“EPTS”) encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines (“ICEs”).  We have begun sales of our EPTS to auto makers and agricultural machinery manufacturers.

During the last two years, we have been developing eight EPTS of increasing power rating: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW systems.  Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system (“BMS”).

The Company has successfully converted existing models of small cars (ICEs under 2,000cc), and also a 24 seat bus.  The Company has begun marketing its 60kW power train kits (for compact passenger cars and small trucks) and its 120kW kits (for ICE passenger cars, buses, and trucks under 5,000cc). The Company has developed a 240kW kit (for up to 10,000cc buses and trucks) as well, and is attempting to locate a strategic partner to fund the testing and production.

The specific goals of the Company over the next twelve months include:

-

Market e-Boxes in USA, Japan and Australia

-

Developing mass production facilities for power trains and BMS

-

Finalizing the development of ZAFCG to be used in EV by September 2011, and developing mass production plant to produce ZAFCG by December 2011.

-

Finishing the development of the 240kW system by May 2011.

-

Developing large scale clients for our EPTS and components

Recent Business Developments

In the last six months, the Company has been developing an electric car model for an auto manufacturer. We intend to finalize the working prototype during August 2011.  The development is at the request of the manufacturer and is not subject to any definitive agreement; however, we believe that the potential for sales of our EPTS upon successful development of the project outweighs the risk of undertaking the development.

The Company has delivered the electric tractor using max 60kW power train to Tong Yang, one of the major Agricultural Machinery Brands in Korea. After proper tests, Tong Yang may order 60kW EPTS and our engineering services.

We have developed and delivered an electric tractor at the request of Tong Yang using our 60kW EPTS.  After proper tests, Tong Yang may order 60kW EPTS and our engineering services.  This project is in the initial testing phase, and we do not have a definitive material agreement to sell our EPTS or conversion services at this time.

We have also developed the E-Box, electric power storage ranging from 3kW to 50kW for use in homes.  This project took on additional importance to the Company because of the unprecedented natural disaster in Japan.  Leo is marketing the device in the US and Japan and expects to begin sales in the third quarter of 2011.

The Company also has developed its Zinc Air Fuel Cell Generator (“ZAFC”) to be used as range extender for EVs.  ZAFC was further developed to reduce size, weight and increase efficiency in order to move forward commercialization. The Company has successfully conducted the paid research from one of the largest oil field development companies, and found the opportunity that ZAFC can be used as a generator in many industrial sectors as well as backup generator for cars.

The Company appointed two marketing partners in 2011.  The Company entered into an agreement with Claessens Consulting Compagnie (“CCC”) in the Netherlands (http://www.cccompagnie.com).  CCC will represent Leo in Europe, Middle East and Russia, and will develop the markets in these regions.  And the Company started its business in Australia as it appointed Mr. Wayne Draper who is a management member of the Company.  Mr. Draper is developing Leo's e-Box and electric bike businesses in Australia.

The Company entered into a Memorandum of Understanding (“MOU”) to license its technology to Shenzhen Rui Li Da Shebei Limited (“SRLDS”), a Chinese company.  Pursuant to the MOU, Leo will share its 56 patented technologies with SRLDS, and SRLDS will pay approximately $6 million USD to Leo for the rights.  Using Leo’s technology, SRLDS will set up an Electric Vehicle (EV) manufacturing plant in Beijing, initially investing approximately $25 million USD.  Leo will also invest approximately $3 million USD to the new plant after receiving the $6 million USD from SRLDS.  When the new plant is operational, Leo will be able to supply the major components of the EV power train including high power electric motors, battery power packs with battery management system, and power controllers.

Liquidity and Capital Resources

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs.  Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the quarter ended June 30, 2011, the Company had realized a net loss of (206,052) from operations.  Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

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

Results of Operations

Revenues

Sales for the Six Months ended June 30, 2011 were $252,555 compared to $566,622 for the Six Months ended June 30, 2010.  Costs of sales were $219,112 and gross profit was $33,443 in 2011 compared to $480,158 and $86,464 as costs of sales and gross profit in the same period in 2010.  Neither period’s sales represent sales from recurring business, but rather sales of samples and development services.  Our primary recurring business comes from sales of electric scooters to our Korean distributor, which occurred in mass in 2010 and did not recur in the first or second quarter of 2011.

Expenses

During the six months ended June 30, 2011, we incurred $296,181 in expenses, compared to $3,159,080 in the period ended June 30 2010. The primary decrease was due to payment of Salaries and Benefits to the Board of Directors paid in Stock in February 2010.  Expenses in each category decreased due to the higher development costs in 2010.

Expenses for the period quarter consisted of the following:

	Six Months Ended
Expenses:	June 30, 2011	June 30, 2010
Officer compensation paid in stock	$ -	$ 2,250,000
Salaries and Benefits	176,805	249,004
Consulting and Service Fees	-	220,097
Selling, General and Administrative	119,376	439,979
Total	$ 296,181	$ 3,159,080

Officer compensation paid in stock – consists of common stock issued to our executive officers as compensation for their services as officers of the Company.

Salaries and Benefits – consist of total cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

Consulting and Service Fees – consist of consist of accounting, legal, and professional fees.

Selling, General and Administrative – consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROLS

During the Quarter ended June 30, 2011, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company had entered to certain loan agreements as referenced in Note 7 of the Financial Statements for the Year Ended December 31, 2010, filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 (incorporated herein by this reference).  Facts have come to the Company’s attention that causes the Company to believe that the debts have been extinguished.  However, the Company cannot offer any assurance that the holders of the debt will not seek to enforce rights that the holders believe they may have under the respective agreements.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 22, 2011

Leo Motors, Inc.

(the registrant)

By: /s/ Jung Yong (John) Lee

Jung Yong Lee

Chief Executive Officer

and Interim Chief Financial Officer