Form 10-Q
period 2011-09-30
Leo Motors, Inc.
filed 2011-12-14
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3909667
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1291-1, Hasangok-dong, Hanam City, Gyeonggi-do, Republic of Korea	465-250
(Address of principal executive offices)	(Zip Code)

+83 31 796 8870
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 15, 2011 was 50,833,115 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended September 30, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations and Comprehensive Income	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition and Results of operations	11

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.
Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings	15

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.
Defaults Upon Senior Securities	15

Item 4.
(Removed and Reserved)	15

Item 5.
Other Information	15

Item 6.
Exhibit	15

Signatures	16

Part I. Financial Information

Balance Sheets	4
Statements of Operations	5
Statement of Cash Flows	6
Notes to Financial Statements	7

LEO MOTORS, INC.
Consolidated Balance Sheets

ASSETS

	As of September 30	As of December 31
	2011	2010
CURRENT ASSETS	(Unaudited)	(Audited)
Cash	$13,362	$71,192
Accounts Receivable-net of allowance of $ 8,780 and $ 8,394 ,respectively	8,598	-
Inventory	1,297,149	1,054,833
Short-term loans	196,066	196,066
Prepaid items and other current assets	173,480	186,543

TOTAL CURRENT ASSETS	1,688,655	1,508,634

Fixed assets- net of accumulated depreciation	77,874	135,227
Deposit and other non-current assets	182,582	206,808
Long -term investment in B&T Corp	5,181,743	5,286,175

TOTAL OTHER ASSETS	5,442,199	5,628,210
		0
TOTAL ASSETS	$7,130,854	$7,136,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Commitments and Contingencies

CURRENT LIABILITIES
Accrued payroll	$300,000	$300,000
Short term borrowings	1,200,711	1,127,209
Accounts payable and accrued expenses	481,740	494,983
Other payables	850,387	332,218
Payments received in advance from customers	288,805	544,224
Related party payable	1,007,845	1,040,142

TOTAL CURRENT LIABILITIES	4,129,488	3,838,776

Accrued severance benefits	50,017	52,167

TOTAL LIABILIITIES	4,179,505	3,890,943

STOCKHOLDERS' EQUITY

Common stock, Authorized 100,000,000 Shares, $0.001 par value,50,833,115 shares issued and outstanding, as of September 30, 2011 and December 31, 2010, respectively	50,833	50,833
Additional paid-in capital	10,543,396	10,543,396
Accumulated comprehensive income (loss)	420,695	426,910
Deficit	-9,436,916	-9,148,579

TOTAL LEO MOTORS INC. STOCKHOLDERS' EQUITY	1,578,008	1,872,560

Stockholders Equity Attributable to Non-controlling interest	1,373,341	1,373,341

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,130,854	$7,136,844

See Notes to Financial Statements

LEO MOTORS, INC.
Consolidated Statements of Operations
(Unaudited)
	For the 3-months ended		For the 9-months ended
	September 30	steptember 30	September 30	steptember 30
	2011	2010	2011	2010

Sales	$-	85,034	$252,555	651,656

TOTAL SALES	-	85,034	252,555	651,656
COST OF SALES	-	135,053	219,112	615,211

GROSS PROFIT	-	(50,019)	33,443	36,445

EXPENDITURES :
Officer compensation , salaries and benefits	94,343	249,211	271,148	4,813,929
Consulting and service fee	-	96,290	-	318,953
Selling , general and administrative	52,237	255,492	172,613	1,017,257

TOTAL EXPENDITURES	146,580	600,993	443,761	6,150,139

NET LOSS FROM OPERATIONS	(146,580)	(651,012)	(410,318)	(6,113,694)

OTHER INCOME & (EXPENSES)

Investment loss - B&T Corp.				-
Non-operating income		4,199	-	14,070
Non-operating expense	(4,646)	(7,577)	(30,245)	(25,300)

Total Other Income & (Expenses)	(4,646)	(3,378)	(30,245)	(11,230)

NET LOSS BEFORE INCOME TAX & BENEFIT & NONCONTROLLING INTEREST	(151,226)	(654,390)	(440,563)	(6,124,924)

Income tax, net of tax benefits	-	-	-	-

NET LOSS	(151,226)	(654,390)	(440,563)	(6,124,924)

Loss attributable to noncontrollling interest	40,831	305,626	118,952	757,858

NET INCOME (LOSS) ATTRIBUTABLE TO LEO MOTORS, INC.	$(110,395)	(348,764)	$(321,611)	(5,367,066)

COMPREHENSIVE INCOME (LOSS);

NET LOSS	(110,395)	(348,764)	(321,611)	(5,367,066)

Unrealized foreign currency transaction gain (loss)	11,967	(67,415)	12,540	1,256,095

COMPREHENSIVE INCOME (LOSS)	$(98,428)	(416,179)	$(309,071)	(4,110,971)

LOSS PER SHARE - BASIC & DILUTED	(0.002)	(0.007)	(0.006)	(0.106)

COMPREHENSIVE LOSS PER SHARE - BASIC & DILUTED	(0.002)	(0.009)	(0.006)	(0.081)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	50,833,115	46,737,286	50,833,115	50,783,115

See Notes to Financial Statements

LEO MOTORS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the 9-months ended
	September 30	September 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(321,611)	(5,367,066)
Adjustments to reconcile net loss to net cash provided by operating activities :

Stock issued for compensation		4,123,670
Depreciation	36,587	94,664
Loss on disposition of property and equipment		130
Change in long-term investment	104,432
Changes in working capital:

(Increase) decrease in inventory	(242,316)	(2,589,196)
(Increase) decrease in accounts receivable	(8,598)	235,580
(Increase) decrease in short term loans
(Increase) decrease in advance payment
(Increase) decrease in deposit/prepaid		(724,102)
Increase (decrease) in accrued salary
Increase (decrease) in accounts payables and accrued expenses	(13,243)	244,771
Increase (decrease) in other payable	518,169	309,478
Payments in advance from customers	(255,419)	2,124,494
Increase (decrease) in accrued warranty expense
Increase (decrease) in taxes payable
Increase (decrease) in accrued severance benefits	(2,150)	(1,814)
Increase (decrease) in other liabilities
Net Cash Provided by (Used in) Operating Activities	(184,149)	(1,549,391)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible assets		(153,702)
Disposition (Acquisition) of fixed assets	(22,582)
Outlay for or deposit refunded	13,063	(72,019)
Increase in other non-current assets	24,226

Net Cash Provided by (Used in) Investing Activities	14,707	(225,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for investment in net equity interest
Proceeds (repaid) from short-term borrowing	57,867	491,209
Increase (decrease) in short-term loan	73,502
Advances from related parties	(32,297)
Increase in minority interest		(245,835)
Issuance of common stocks

Net Cash flows from financing activities	99,072	245,374

Foreign currency translation adjustment	12,540	1,256,095

Net Increase (Decrease) in Cash	(57,830)	(273,643)

Cash at the Beginning of the period	71,192	499,025

Cash at the End of the period	$13,362	225,382

Supplemental Cash Flow Disclosures:

Cash paid during the priod for interst	-	-
Cash paid during year for taxes	-	-

See Notes to Financial Statements

LEO MOTORS, INC.
Notes to the Consolidated Financial Statements
September 30, 2011
(Unaudited)

1.  UNAUDITED INFORMATION

The consolidated balance sheet of Leo Motors Inc. (the “Company”) as of  September 30, 2011, and the consolidated statements of operations  and cash flows for the three and nine-months ended  September 30, 2011, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2011, and the results of operations for the nine months ended  September  30, 2011.

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

On February 11, 2010, the Company acquired 50% of Leo B&T Corp.,(“B&T”) a Korean Corporation, from two shareholders of B&T in exchange for 7,000,000 shares of the Company’s common stock.

NOTE 3 -   SUMMAY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles ( “USGAAP”) and have been consistently applied in the preparation of the financial statements.

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors  Co. Ltd. Korea where the Company is controlling shareholders with 57.69 % at the end of September 30, 2011 and December 31, 2010, respectively.  All inter-company transactions and balances have been eliminated upon consolidation.

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

NOTE 5 – INVENTORY

The Company accounts for its inventory under the FIFO method and lower of cost or market method of costing. The company's inventory consists of parts for the electric transportation industry. As of Sepetmber 20, 2011 and December 31, 2010, the inventory consisted of;

	09/30/2011	12/31/2010

Raw materials	$1,016,338	$975,301
Work-in-process	301,120	99,531
Finished goods	9,691	10,002
TOTAL
	$1,327,149	$1,084,834

Reserve for slow moving and obsolete goods	(30,000)	(30,000)
	$1,297,149	$1,054,834

NOTE 6 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at September  30,  2011 was $ 1,007,845.

NOTE 7 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of September  30, 2011 and December 31, 2010, the balance of payments received in advance was $ 288,805  and $ 544,224, respectively.

NOTE 8 – CAPITAL STOCK

The company issued 7,000,000 shares to acquire 50 % of Leo BnT Corp. in February 2010. At $ .79 per share resulting in purchase price paid in the amount of $ 5,500,000. Also on February 8 2010, 3,000,000 shares as compensation paid to officers which was valued at $ .75 per share.  The remainder 125,000 shares were for the consulting fee and IR service paid in stock with price ranging from $ .48 to $ 1,45 per share.

Company has only one class of stock, common stock. For  the  years  ended  December  31,  2010 and 2009,   the Company issued 10,125.000 and 9,095,000 shares, respectively.  The  shares  for services were recognized as consulting and service fees.

The Company is authorized to issue 100,000,000 shares and as of September 30, 2011 and December 31, 2010 , the Company has 50,833,115 shares issued and outstanding, respectively.

Note 9 —GOING CONCERN

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

This Quarterly Report on Form 10-Q contains forwarding looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward looking statements are generally located in the material set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied in the forward looking statements.  You should not unduly rely upon these statements.  Factors, risks, and uncertainties that could cause actual results to differ materially from those of the forward looking statements include, among others:

•	Our growth strategies;
•	Anticipated trends in our business;
•	Our ability to make or integrate acquisitions;
•	Our liquidity and ability to finance our research and development, manufacturing, and sales;
•	Market conditions in the EV industry;
•	The timing, cost and market acceptance of our EV and related products;
•	Impact of government regulations;
•	Our financial position, business strategy and other plans and objectives for future operations;
•	The ability of our management team to execute its plans to meet its goals; and
•	Other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations, and pricing.

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

The specific goals of the Company over the next twelve months include:

•	Market e-Boxes in USA, Japan and Australia

•	Developing mass production facilities for power trains and BMS

•	Finalizing the development of ZAFCG to be used in EV by September 2011, and developing mass production plant to produce ZAFCG by December 2011.

•	Finishing the development of the 240kW system by May 2011.

•	Developing large scale clients for our EPTS and components.

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

Liquidity and Capital Resources

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs.  Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the quarter ended September 30, 2011, the Company had realized a net loss of (206,052) from operations.  Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations

Revenues

Sales for the nineMonths ended September  30, 2011 were $-0- compared to $651,656  for the nine Months ended September  30, 2010.  Costs of sales were $-0-  and gross profit was $-0-  in 2011 compared to $615,211 and $36,445 as costs of sales and gross profit in the same period in 2010.  2010 period’s sales represent sales from recurring business, but rather sales of samples and development services.  Our primary recurring business comes from sales of electric scooters to our Korean distributor, which occurred in mass in 2010 and did not recur in the first nine-months ended September 30, 2011.

Expenses

During the nine  months ended September  30, 2011, we incurred $443,761 in expenses, compared to $6,150,139  in the period ended September  30 2010. The primary decrease was due to payment of Salaries and Benefits to the Board of Directors and consulting expense paid to third partiesin Stock in  2010  Expenses in each category decreased due to the higher development costs in 2010.

Expenses for the period quarter consisted of the following:

	Six Months Ended
Expenses:	September 30, 2011	June 30, 2010
	$-
Salaries and Benefits	271,148	$4,813,929
Consulting and Service Fees	-	318,953
Selling, General and Administrative	172,613	1,017,257
Total	$443,761	$6,150,139

Salaries and Benefits – consist of total of common stock issued to our executive officers as compensation for their services as officers of the Company  and cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

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

Dated December 14, 2011

Leo Motors, Inc.
(Registrant)

By: /s/ Jung Yong (John) Lee
Jung Yong Lee
Chief Executive Officer
and Interim Chief Financial Officer