Form 10-K
period 2011-12-31
Leo Motors, Inc.
filed 2012-04-16
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2011
______________________

Commission file number     000-53525
____________________

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3909667
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

291-1, Hasangok-dong, Hanam City, Gyeonggi-do, Republic of Korea	465-250
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code+82 31 796 8805

Copy to:

Jung (“John”) Yong Lee
291-1, Hasangok-dong, Hanam City
Gyenggi-do, Republic of Korea 465-250
Fax: 702-697-8944

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐               Accelerated filer             ☐
Non-accelerated filer       ☐               Smaller reporting company     ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 30, 2012 (the last business day of the registrant's most recently completed fiscal quarter) was $6,460,000.

The number of shares of the registrant's common stock outstanding as of December 31, 2011 was 50,833,115 shares.

LEO MOTORS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

●	our growth strategies;
●	anticipated trends in our business;
●	our ability to make or integrate acquisitions; our liquidity and ability to finance our exploration, acquisition and development strategies;
●	market conditions in the electric vehicle and related industry; the timing, cost and procedure for proposed acquisitions;
●	the impact of government regulation;
●	estimates regarding future net revenues from the sale of our technology and the present value thereof; planned capital expenditures (including the amount and nature thereof);
●	increases in the demand for electric vehicles and “green” technology in the future;
●	estimates, plans and projections relating to the commercialization of our technologies;
●	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the possibility that our technology commercialization may involve unexpected costs;
●	the volatility in world demand for electric vehicles and “green” technologies;
●	the accuracy of internally estimated market demand for our products and technologies;
●	the ability to survive as a going concern on limited capital;
●	the availability and costs of raising sufficient working capital;
●	environmental and development risks;
●	competition;
●	the inability to realize expected value from technology research and development;
●	the ability of our management team to execute its plans to meet its goals; and
●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

A.     BUSINESS DEVELOPMENT

Leo  Motors,  Inc.,  a  Delaware Corporation, through its wholly-owned operating subsidiary  Leo Motors, Co. Ltd., a Korean Company ("Leozone"), is engaged  in  the  business  of developing multiple products based on proprietary, patented and patent pending electric technology.  These products include (a) Zinc Air Fuel Battery (“ZAFC”); (b) electric vehicles ("EV") such as cars, trucks, tractors and other commercial vehicles; (c) E-Bike; (d) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive; and the (e) E-Box electric energy storage system for solar and wind power generation devices.

There were no fundamental changes to the Company’s business during the year ended December 31, 2011.  However, the Company has reacted to market conditions by focusing on the sale of its e-Box which is a “green” storage device suitable electrical output from wind and solar power platforms.

Through out this Form 10-K the following technical terms are used as follows:

“AC” means alternating current where the direction of current flowing in a circuit is constantly being reversed back and forth. This is done with any type of AC current/voltage source.  The electrical current in your house is alternating current.

“BMS” or “MC BMS” means LEOM’s battery management system and multi-channel battery management system used during charging and discharging batteries.

“Charger” means a device used to provide electric power to a storage device like a battery.

“Conversion Kit” means LEOM’s products used to convert internal combustion engines to electric vehicle.

“Cycle Time” means how long it takes a battery to be recharged when depleted.  The cycle life is the number of charge, discharge, or rest cycles a cell or battery can provide. Cycle life is usually expressed by the number of cycles available before duration of discharge decreases to a half of the initial value.

“DC” means direct current which is the unidirectional flow of electric charge. Direct current is produced by such sources as batteries, thermocouples, solar cells, and commutator-type electric machines of the dynamo type. Direct current may flow in a conductor such as a wire, but can also flow through semiconductors, insulators, or even through a vacuum as in electron or ion beams. The electric charge flows in a constant direction, distinguishing it from alternating current (AC). A term formerly used for direct current was “galvanic” current.

“Demonstration Model” means a prototype model of EV’s produced by the Company in a limited quantity (sometimes only one model) for tradeshow or other marketing events.  Demonstration Models are intended to showcase the Company’s EV technology capabilities. The commercial value of these prototype models is dependent on global financial conditions and continued dependence on fossil fuels.

“e-Bike” means LEOM’s electric scooter (sometimes referred to as “motorcycle”).

“e-Box” means LEOM’s electric energy storage system.

“Eco-Friendly” means LEOM’s battery types which do not use lead, cadmium and mercury substances which cause environmental pollution.

“Electric Power Train” means the integrated components of an electric motor, EV controllers, and related parts necessary to deliver electric power to wheels.

“EV” means electric vehicle.

“EV Components” means electric vehicle components necessary to integrate electric batteries with electric motors.

“EV Controllers” means LEOM’s mini-computer that controls torque drive of the electric motors used in EV’s.

“Higher Energy Density” means LEOM’s batteries suitable for bulk energy storage.

“Hz” or “hertz” is a term used in the electric industry. One hertz is one cycle per second. When generating AC power, the generator winding actually spins to create a magnetic field, and thus, electricity. One cycle is defined as the time it takes for voltage to start at zero, reach maximum positive, return to zero, reach maximum negative, and return to zero again. The U.S. power system operates at 60Hz, and many other countries operate at 50Hz.

“ICE” means an Internal Combustion Engine.

“Inverter” means a device that changes electric power from DC power or direct current to standard AC power or alternating current.

“Just in time” means an inventory management tool whereby parts and components are ordered by the Company only when needed for a customer’s purchase order.

“km/p” means kilometers per hour is a unit of speed, expressing the number of kilometers traveled in onehour.

“kw” means kilowatt which is a standard measurement of electric power. One kilowatt is equal to 1000 watts: 1kW = 1000W

“Korean Won” means the currency of the Republic of Korea.

“Lead-Acid Battery” means batteries that use lead and sulfuric acid which are explosive and environmentally destructive.  Lead–acid batteries which were invented in 1859 by French physicist Gaston Planté are the oldest type of rechargeable battery. Despite having a very low energy-to-weight ratio and a low energy-to-volume ratio, their ability to supply high surge currents means that the cells maintain a relatively large power-to-weight ratio. These features, along with their low cost, make them attractive for use in motor vehicles to provide the high current required by automobile starter motors.

“Lithium-polymer” means a type of rechargeable battery that is smaller, lighter and more efficient than conventional batteries using lead-acid reactive materials.

“Ni-MH Battery” means nickel-metal hydride batteries which leaves environmentally destructive residues.

“Plug-in Hybrid Electric Vehicle” or “PHEV” means a vehicle that has both an Internal Combustion Engine and a rechargeable battery motor which are integrated.

“Power Pack” means LEOM’s batteries used in EV’s.

“USD” means the currency of the United States of America.

“Torque” means the twisting power of a drive train as connected to an ICE or EV.

“Voltage”, otherwise known as electrical potential difference or electric tension (denoted ∆V and measured in volts, or joules per coulomb) is the potential difference between two points or the difference in electric potential energy per unit charge between two points. Voltage is equal to the work which would have to be done, per unit charge, against a static electric field to move the charge between two points. A voltage may represent either a source of energy (electromotive force), or it may represent lost or stored energy (potential drop). A voltmeter can be used to measure the voltage (or potential difference) between two points in a system; usually a common reference potential such as the ground of the system is used as one of the points. Voltage can be caused by static electric fields, by electric current through a magnetic field, by time-varying magnetic fields, or a combination of all three

“ZAFC” means Zinc Air Fuel Battery.

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

We  conduct all of our research and development ("R&D") in-house at our workshop and offices in South Korea.  Prototypes begin as a technical design and then a 3D computer model.  We use computer simulation testing before making a working model which is assembled in-house from component parts manufactured by OEM’s in Korea. We use a variety of dynamic testing equipment which is readily available from the Korean government.   EV’s are tested for durability using a 60,000 kilometer distance cycle.  We believe the testing of our EV prototypes is a highly important function with rigorous standards.

CHANGES TO OUR BUSINESS

The most significant change to our business during 2011, and through the date hereof, is that we have focused our marketing efforts on the e-Box due to its lowered production costs versus EV’s and our related products.  The e-Box is composed of batteries that store energy, an integrated DC-to-AC inverter, display board and control module.  The purpose of the e-Box is to provide needed emergency energy power during power disconnection (i.e. earthquake, hurricane, typhoon etc.) and as a surplus storage mechanism for solar and wind power applications.  Without significant income during the preceding development stage, the Company invested a significant amount of capital in realizing and developing its technology.  But the Company has since begun generated revenues, and has received purchase orders from globally recognizable companies for the e-Box.

While our business plan remains to become a technology provider in the global EV market, however, due to the need to generate revenues in short term we decided to focus our efforts in 2011 on the development and marketing of the e-Box.  In 2010, we experienced sales of almost 1,000 of our electric scooters, but we were unable to sustain sales beyond the initial orders.  We attribute this to the negative global economy generally and the fact that gasoline scooters still remain much cheaper than our electric scooters in most markets.  This is despite the fact that our electric scooters are both more robust and environmentally superior to the gasoline scooters (which emit unacceptable levels of carbon emissions).

SALES AND DISTRIBUTION ARRANGEMENTS

To date, we continue to develop long-term sales and distribution arrangements for our EV’s and other products.  The Plug-in Hybrid EVs ("PHEVs") or EVs remains dominated by big global manufactures. Our PHEVs and EVs are customized vehicles or vehicles to test our power trains. We believe that a smaller company may have an advantage over bigger automotive companies, because of the larger companies' scale and labor unions.  We believe their solution is to make alliances with smaller companies like us when they have such needs.

Despite our limited capital, we can build upon our historic research and development, as follows:

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

MARKETING

We continue with our initial marketing strategy which was based on individual sales to fleets, EV Manufacturers, power trains and ZAG.  With the e-Box, we have directed our marketing to companies involved in the sustainable housing segment that requires efficient electric storage solutions based on wind and solar power.

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

We  have  unresolved  staff  comments to our Form 10 Amendment No. 4.  We have been delayed in our filing of Amendment No. 5 to Form 10 due to change in our accountants.

ITEM  2.  PROPERTIES

We  operate out of an office , workshop and  warehouse  building located at 291-1, Hasangok-dong, Hanam City,  Gyeonggi-do,  Republic  of  Korea  465-250.

At  this  time  we  do  not  intend  to  establish  any manufacturing facilities ourselves for EVs.  Instead,  we  will either outsource manufacturing of our products, or enter  into  joint  ventures  with  partners  who will provide the manufacturing facilities.  However, a new e-Box plant is being built for us with the assistance of the Korean government.

As  the  market  for  our  product  develops, we may decide to establish our own facilities  in various locations, outsource manufacturing of our other products, or  enter  into  additional  joint  ventures  for  the manufacturing of our EVs.

ITEM  3.  LEGAL  PROCEEDINGS

We have received notice from our former attorneys in Houston, TX that we owe them $25,429.13 in past due invoices for several years of work continuing through December 3, 2011.  We are currently in negotiations to settle this dispute.

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

MARKET PRICE

The following  table  shows  the high and low per share price quotations of the Company's common stock as reported by the Pink Sheets for the periods presented. These  quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  The Pink Sheets  market  is  extremely limited and the prices quoted by brokers are not a reliable  indication  of  the  value of the common stock.  The periods presented represent  fiscal  quarters,  with  the  fourth  quarter  of each year ending on December  31st.

Fiscal 2008	High	Low

First Quarter	$0.56	$0.10
Second Quarter	$0.27	$0.05
Third Quarter	$1.01	$0.07
Fourth Quarter	$0.40	$0.15

Fiscal 2009

First Quarter	$1.01	$0.11
Second Quarter	$1.05	$0.10
Third Quarter	$0.80	$0.39
Fourth Quarter	$3.42	$0.50

Fiscal 2010

First Quarter	$2.75	$1.20
Second Quarter	$2.20	$0.70
Third Quarter	$1.65	$0.55
Fourth Quarter	$1.00	$0.25

Fiscal 2011

First Quarter	$0.95	$0.31
Second Quarter	$0.80	$0.13
Third Quarter	$0.30	$0.16
Fourth Quarter	$0.18	$0.08

As of December 31, 2011, the Company had 200,000,000 shares of common stock authorized and 20,000,000 preferred shares of stock.  As of December 31, 2011, we had 50,883,115 common shares issued and  outstanding, and approximately 9,294,694 freely  tradable  shares  in  the  public  float.  These shares  were  held  by approximately  941  shareholders  of  record and Company estimates by over 1,000 beneficial  shareholders. No preferred shares have been issued to date.

PENNY  STOCK  REGULATIONS

Our common stock is quoted in United States markets on the OTCQB, maintained by OTC Markets Group  Inc.,  a  privately owned company headquartered in New York City, under the symbol "LEOM."  On Dec 30, 2011 the last reported sale price of our  common  stock was $0.17 per share.  As such, the Company's common stock may be  subject  to  provisions  of  Section  15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to asthe  "penny  stock  rule."

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During 2011, we issued shares to consultants in the amount of $231,000 _.  These  shares  are  restricted securities and include an appropriate restrictive legend.

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

In 2010, we believed the company had successfully made a turning point based on the sale of 1,000 electric scooters, however we were not able to continue sales beyond that point.  We attribute this failure to the global turndown in the economy and the fact that gas powered scooters are cheaper.  This is despite our superior environmental technology.  Prior to that time the Company had been in the development stage in both technology and as a business. The Company spent a lot of money without any meaningful sales. The first mass sales were made in 2010.  The Company sold almost 1,000 units of electric scooters last year to its national dealer in Korea.  It was the largest sales performance in the electric two wheeler market in Korea.  But we were not able to get any re-orders in 2011.  We believe that future sales of electric scooters will have to be based on government incentives to consumers based on environmental concerns coupled with increases in gas prices.
.
The specific goals of the Company over the next twelve months include:

•	Focus on the capitalization of the Company;
•	Focus on the sale of the e-Box;
•	Complete the build out of the manufacturing plant for the e-Box;
•	Continue with R&D of our EV’s and related products as capital permits.

SUMMARY OF RECENT BUSINESS DEVELOPMENTS

The greatest achievements in 2011 were that the Company has made many value references which can be a strong platform for future sales as well as proofs of technical competencies of the Company.  Our 100kW EPTS was chosen for the electric car project of one large car manufacturer.  We have made one electric test car for the client using body of the client's car model. The newly developed test EV of the client has been publicly demonstrated, and tested in the 2011 Seoul Motor Show. The development was very successful.  The Company expects to make another test EV.  After developing these test EVs, the Company may make many prototypes for final testing before jumping beginning mass production.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements arise principally from our plans to develop EV production capability, additional product development, and marketing costs. Although in the future we intend to fund our liquidity requirements through a combination of cash on hand and revenues from operations, during the fiscal year 2011, the Company had incurred $935,282  in operating expenses, not including salary and consulting expense paid by stock, and had realized $920,587  in revenues. Accordingly, our ability to fully develop and market our technologies and products is currently dependent on our ability to either generate significant new revenues or raise external capital.

Our monthly operating cost including salaries and general expense is currently approximately $150,000, as we focus on our e-Box.

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

RESULTS OF OPERATIONS

Revenues

Sales for year ended December 31, 2011 were $_920,587  compared to $2,605,066 for year ended Dec 31, 2010.  Costs of sales were $828,034 and gross profit was $92,553 in 2011 compared to $2,528,435 and $76,631 as costs of sales and gross profit in the same period in 2010.    The sales from 2011 were mainly battery and assembly of electric parts.

The sales during the period 2010 were mainly generated from the electric scooters business.  The order of 1,187 electric scooters was received from M&M Co., Ltd which is our domestic distributor, for total revenues of 4.2 billion Korean Won (approximately $ 3.73 million USD) and 870 units were delivered by the end of the period.  No units were reordered in 2011.

Expenses

During 2011, we incurred $1,166,282 in expenses, compared to $3,771,092 in 2010. The primary decrease was due to reduction of Salaries and Benefits to the Board Director paid in Stock We also hired R&D and sales staff to activate our business. The company rented another building near the existing office to function for the sales and administration divisions. .

Expenses for the quarter consisted of the following:

EXPENSES:	2011	2010

Salaries and Benefits	$184,679	$410,955
Service Fees	$231,000	$2,399,500
General and Administrative	$242,846	$751,802
Depreciation & Amortization	$294,240	$358,555
Bad Debt	$0	$8,780

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

None.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011 and 2010 have been audited by Stan Lee CPA, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC.  The aforementioned consolidated financial statements are included herein starting with page F-1.

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

(c)     Change  in  Internal  Controls
        ------------------------------

There  were  no  changes in our internal control over financial reporting during the  quarter  ended  December  31,  2011,  that have materially affected, or are reasonably  likely  to  materially  affect,  our internal control over financial reporting.

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

NAME OF DIRECTOR OR OFFICER	AGE	POSITION

Jung Yong ("John") Lee	46	Chief Executive Officer, President
		Interim CFO and Director
Young Il Kim	55	Director
Jenongyoul Choi		Director
Junhyung Park		Director

EXECUTIVE  OFFICER  AND  DIRECTOR  BIOS

Jung  Yong  (John)  Lee,  Chief  Executive  Officer, President and Interim Chief Financial  Officer

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

Jeongyoul Choi

Mr. Choi graduated Sungnam High School, Gyeonggi-do, Korea. Mr. Choi joined the Company on January, 2012. He was Chief Executive Officer of various company Ltd.s. As a representative Company Ltd, Mr. Choi was Chief Executive Officer of Good EMG, total entertainment company, from 2007 to 2008. he arranged A1 Grand prix Korea, World Motor Racing Challenge for National team, 2007. When he was in Good EMG.   Also Mr. Choi was Chief Executive Officer of Neo solar, Solar power company, from 2006 to 2007.

Junhyung Park.

Mr. Park has a diploma of Centennial College, Toronto, Canada.  Mr. Park has a degree of business of George Brown College, Toronto, Canada. Also, Mr. Park’s business management skills are excellent so, he has applied his skills to various industry areas. For example, Mr. Park arranged World Cyber Game Olympic in Canada as Chief Executive Officer of WCG(World Cyber Games) in 2002. Mr. Park was Chief Executive Officer of IAG KOREA Co. Ltd, Major Insurance Company 2006.  Also, Mr. Park was Chief Executive Officer of Unitech Co. Ltd. The largest Computer Assembly Company, Korea from 2009 to 2010.  Mr. Park is charge of Business Planning and Strategy for the Company.

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

ITEM  11.  EXECUTIVE  COMPENSATION

COMPENSATION  DISCUSSION  AND  ANALYSIS

Objectives  and  Philosophy  of  our  Executive  Compensation  Program

We  do  not have a standing compensation committee.  Our board of directors as a whole  makes  the  decisions  as  to  employee  benefit programs and officer and employee  compensation.  The  primary  objectives  of our executive compensation programs  are  to:

●	attract, retain and motivate skilled and knowledgeable individuals;
●	ensure that compensation is aligned with our corporate strategies and business objectives;
●
promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

●	align executives' incentives with the creation of stockholder value.

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

Benefits  and  other  compensation

Our  named  executive officers are permitted to participate in such health care, disability  insurance,  bonus  and  other  employee  benefits plans as may be in effect  with  the  Company  from  time  to  time  to the extent the executive is eligible  under  the  terms of those plans.  As of the date of this 10-K,  we  have  not  implemented  any  such  employee  benefit  plans.

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

GRANTS  OF  PLAN-BASED  AWARDS  TABLE  FOR  FISCAL  YEAR  2011

On  January  15,  2010,  the  Company  adopted  an  employee  stock option plan, designated  as  the  "2010 Employee Stock Option Plan.  10,000,000 options were issued  to  our  CEO  on  February  1, 2010 and it was cancelled at January 19, 2011. During  fiscal year ended December 31, 2011,  we did not grant any other equity awards under any equity award  plan.

OPTION  EXERCISES  FOR  FISCAL  1009

During  fiscal  2011,  none  of  the named executive officers exercised options.

NONQUALIFIED  DEFERRED  COMPENSATION

We  currently  offer no defined contribution or other plan that provides for the deferral  of  compensation  on  a  basis that is not tax-qualified to any of our employees,  including  the  named  executive  officers.

COMPENSATION  OF  DIRECTORS

We  intend to use a combination of cash and equity-based compensation to attract and  retain  candidates  to serve on our board of directors. We issued 2,000,000 shares  of common stock to Shi Chul Kang, 500,000 shares of common stock to Jung Yong  Lee  and  500,000  shares  of common stock to Young Il Kim as the board of directors  on  Jan  1,  2010.  No additional equity-based compensation was paid to our board of directors in fiscal year 2011.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

We do not currently have a standing Compensation Committee.  Our entire board of directors  participated  in  deliberations  concerning  executive  officer compensation.

COMPENSATION  COMMITTEE  REPORT

The  board  of  directors has reviewed and discussed the Compensation Discussion and  Analysis  required  by  Item  402(b) of Regulation S-K with management and, based  on  such  review  and discussions, the board of directors has recommended that  this Compensation Discussion and Analysis be included in this 10-K.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to, or accrued by, the Company's highest paid executive officers during the fiscal years ended December 31, 2011 and December 31, 2010.  No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during that fiscal year.

Position	Year	Salary	Awards		Awards		Comp	Total
John Lee (1)	2011	$200,000	$	Nil	$	Nil	$	$200,000
President, CEO and Interim	2010	200,000				-		200,000
Chief Financial Officer

Robert Kang (2)	2011	$35,714	$	Nil	$	Nil	$	$35,714
Former President, CEO and Interim Chief Financial Officer

(1) Jung Yong Lee was the Company's President and CEO from September 19, 2007 to November 18, 2008. Mr. Lee became President and CEO on March 11, 2011.

(2) Robert Kang was the Company's President and CEO from November 18, 2008 to Mar 14 2011.

(3) Number represents Dec 31, 2011 exchange rate between US$ and Korean Won.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2011.

The following table summarizes certain information regarding unexercised stock options outstanding as of March 31, 2011 for each of the Named Officers.

Name	Number of Securities Underlying Unexercised Stock Options Exercisable	Number of Securities Underlying Unexercised Stock Options Unexercisable	Stock Option Exercise Price	Stock Option Expiration Date
John Lee	Nil	Nil	n/a	n/a
Robert Kang	Nil	Nil	n/a	n/a

The Company does not currently have in place or provide retirement, disability or other benefits to its employees.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our Directors during our fiscal year ended March 31, 2011.

Director Compensation
	Fees earned or	Stock	Option
Name	paid in cash	awards	awards	Total
Jung Yong Lee	$	$	$	$
Yong Il Kim
Shi Chul Kang

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The  following  table  shows  the beneficial ownership of our common stock as of December 31,  2011.  The  table  shows  the  amount  of  shares  owned  by:

(1)     each  person known to us who owns beneficially more than five percent of the  outstanding shares of any class of the Company's stock, based on the number of  shares  outstanding  as  of  December  31,  2011;

(2)     each  of  the  Company's  Directors  and  Executive  Officers;  and

(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

	AMOUNT OF	PERCENT OF
	SHARES	SHARES
IDENTITY OF	BENEFICIALLY	BENEFICIALLY
PERSON OR GROUP	OWNED	OWNED(1,2)	CLASS
Jung Yong Lee
CEO and Interim CFO	6,500,000	13.40%	Common
Young Il Kim
Director	1,800,000	3.7%	Common

(1)  The  percentage  of  shares  owned  is  based  on  50,833,115  shares being outstanding  as  of  December 31,  2011.  If  the beneficially owned shares of any individual  or  group in the above table include any options, warrants, or other rights  to purchase shares in the Company's stock, such right to purchase shares (if  any)  is  disclosed  by  footnote  below and the percentage of shares owned includes  such  shares  as  if  the  right  to purchase had been duly exercised.

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

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The  following  is  a  summary  of  the  fees  paid to Stan Jeong-Ha LeeLee LLC, the Company's  independent public accounting firm, during the fiscal years ended December 31, 2010 and 2011.

	2010		2011
Audit fees	$		$
Audit-related fees		-		-
Tax fees		-		-
All other fees		-		-
TOTAL	$		$

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

PART  IV

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES FINANCIAL  STATEMENTS  AND  SCHEDULES.

The  following  consolidated  financial  statements  of  Leo  Motors,  Inc.  and Subsidiaries  are  included  herein by reference to the pages listed in "Item 8. Financial  Statements  and  Supplementary  Data":

 Report  of  Independent  Registered  Public  Accounting  Firm

 Consolidated  Balance  Sheets  as  of  December  31,  2011  and  2010

Consolidated  Statements  of  Operations  for  the years ended December 31, 2011,  and  2010

Consolidated  Statements of Changes in Shareholders' Interest for the years ended  December  31,  2011  and  2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and  2010

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

LEO MOTORS, INC.

Date: April 15, 2012	By:	/s/ Jung Yong Lee
Jung Yong Lee
Chief Executive Officer, President and Interim Chief Financial Officer

LEO MOTORS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010
 (Audited)

Stan J.H. Lee, CPA
2160 North Central Rd, Suite 209 * Fort Lee * NJ 07024
P.O. Box 436402 *  San Diego * CA * 92143-9402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Leo Motors, Inc.

We have audited the accompanying consolidated balance sheets of LEO MOTORS, INC. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for the years then ended. These consolidated financial statements are the representation of the management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An  audit includes consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in  the  circumstances, but  not  for the purpose of expressing an opinion  on  the  effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEO MOTORS, INC. as of December 31, 2011 and 2010, and the results of its operation and its cash flows for the years aforementioned in conformity with U.S. generally accepted accounting principles.

 __________________
Stan J.H. Lee, CPA
Fort Lee, NJ
April 11, 2012

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of December 31,
	2011	2010

ASSETS
Cash and cash equivalents	880	71,192
Accounts receivable, net	86,244	-
Inventories	252,584	1,054,833
Short term loans	196,066	196,066
Prepayment to suppliers	163,185	131,850
Other current assets	2,505	54,693

Total Current Assets	701,464	1,508,634

Fixed assets, net	48,751	135,227
Deposit	95,906	141,089
Other non-current assets	56,905	65,719
Investment in an unconsolidated affiliate	4,959,779	5,286,175

Total Non-Current Assets	5,161,341	5,628,210

Total Assets	$5,862,805	$7,136,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short term borrowings	433,651	1,127,209
Accounts payable	20,425	494,983
Advance from customers	86,766	544,224
Due to related parties	1,434,583	1,040,142
Other payables and accrued liability	995,658	497,164
Taxes payable	263,254	135,054

Total Current Liabilities	3,234,337	3,838,776

Accrued severance benefits	52,378	52,167

Total Liabilities	3,286,715	3,890,943

Commitments	-	-

Stockholders' Equity:
Common stock ($0.001 par value; 100,000,000 shares authorized;
50,233,115 and 50,833,115 shares issued and outstanding
at December 31, 2011 and 2010, respectively)	50,233	50,833
Additional paid-in capital	10,774,996	10,543,396
Accumulated other comprehensive income	470,876	426,910
Accumulated loss	(9,934,703)	(9,148,579)

Total Stockholders' Equity attributable to LEO MOTORS, INC.	1,361,402	1,872,560

Non-controlling interest	1,214,688	1,373,341

Total Stockholders' Equity	2,576,090	3,245,901

Total Liabilities and Stockholders' Equity	$5,862,805	$7,136,844

See accompanying notes to consolidated financial statements

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended December 31,
	2011	2010

NET REVENUES	$920,587	$2,605,066

COST OF REVENUES	828,034	2,528,435

GROSS PROFIT	92,553	76,631

OPERATING EXPENSES:
Stock-based compensation	231,000	2,399,500
Salaries and benefits	184,679	410,955
Research and development	213,517	53,105
Depreciation and amortization	294,240	358,555
Selling, general and administrative	242,846	654,581

Total Operating Expenses	1,166,282	3,876,696

LOSS FROM OPERATIONS	(1,073,729)	(3,800,065)

SHARE OF LOSS OF AN UNCONSOLIDATED AFFILIATE	(326,396)	(213,825)

OTHER INCOME (EXPENSES)
Assets disposal gain, net	463,486	-
Interest expense, net	(2,267)	(53,620)
Miscellaneous loss, net	(5,871)	(11,403)

Total Other Income (Expenses)	455,348	(65,023)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(944,777)	(4,078,913)

INCOME TAX EXPENSE	-	-

NET LOSS	$(944,777)	$(4,078,913)

Less: loss attributable to non-controlling interest	(158,653)	(1,725,788)

LOSS ATTRIBUTABLE TO LEO MOTORS, INC.	$(786,124)	$(2,353,125)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	43,966	20,434

COMPREHENSIVE LOSS ATTRIBUTABLE TO LEO MOTORS, INC.	$(742,158)	$(2,332,691)

NET LOSS PER COMMON SHARE:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,233,115	49,723,457
Diluted	50,909,827	49,723,457

See accompanying notes to consolidated financial statements.

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2011 and 2010
(AMOUNTS EXPRESSED IN US DOLLAR)

	Common Stock		Additional		Accumulated Other	Non-	Total
	Number of		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Stocks	Amount	Capital	Loss	Income	Interest	Equity

Balance, January 1, 2010	40,708,115	$40,708	$3,964,160	$(6,795,454)	$406,476	$3,099,129	$715,019

Common stock issued for acquisition of Leo B&T Corp.	7,000,000	7,000	5,493,000	-	-	-	5,500,000

Stock-based compensation	3,000,000	3,000	2,247,000	-	-	-	2,250,000

Common stock issued for consulting and other service	125,000	125	149,375	-	-	-	149,500

GAAP conversion adjustment, net	-	-	(1,310,139)	-	-	-	(1,310,139)

Net loss for the year	-	-	-	(2,353,125)	-	(1,725,788)	(4,078,913)

Foreign currency translation adjustment	-	-	-	-	20,434		20,434

Balance, December 31, 2010	50,833,115	50,833	10,543,396	(9,148,579)	426,910	1,373,341	3,245,901

Common stock issued for consulting and other services	1,400,000	1,400	229,600	-	-	-	231,000

Common stock cancelled for	(2,000,000)	(2,000)	2,000	-	-	-	-

Net loss for the year	-	-	-	(786,124)	-	(158,653)	(944,777)

Foreign currency translation adjustment	-	-	-	-	43,966	-	43,966

Balance, December 31, 2011	50,233,115	$50,233	$10,774,996	$(9,934,703)	$470,876	$1,214,688	$2,576,090

See accompanying notes to consolidated financial statements

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
	For the Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(944,777)	$(4,078,913)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	294,240	272,354
Share of loss of an unconsolidated affiliate	326,396	213,825
Stock-based compensation	231,000	-
Non-current assets disposal gain	(493,937)	-
GAAP conversion adjustment	-	(1,310,768)
Changes in assets and liabilities:
Accounts receivable	(134,605)	244,670
Inventories	802,249	(659,832)
Short term loans	-	(196,066)
Prepayment to suppliers	(31,335)	(131,850)
Other current assets	52,188	96,374
Accounts payable, other payables and accrued liability	(279,644)	553,296
Accrued severance benefits	211	22,137
Advances from customers	(457,458)	248,057
Taxes payable	128,200	135,142
NET CASH USED IN OPERATING ACTIVITIES	(507,272)	(4,591,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of an unconsolidated affiliate	-	(5,500,000)
Purchase of equipment	(1,447)	(249,600)
Outlay for deposit	-	(33,449)
Increase in other non-current assets	-	(65,179)
NET CASH USED IN INVESTING ACTIVITIES	(1,447)	(5,848,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowing	-	698,980
Advances from related parties	394,441	1,040,142
Increase in minority interest	-	352,913
Issuance of common stock	-	7,899,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	394,441	9,991,535

EFFECT OF EXCHANGE RATE ON CASH	43,966	20,434

NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,312)	(427,833)

CASH AND CASH EQUIVALENTS - beginning of year	71,192	499,025

CASH AND CASH EQUIVALENTS - end of year	$880	$71,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,267	$53,966
Income taxes	-	-

See accompanying notes to consolidated financial statements.

LEO MOTORS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(AUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business

Leo Motors, Inc, Inc (the "Company") is currently in development, assembly and sales of the specialized electric vehicle.

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

On February 11, 2010, the Company acquired 50% shares of Leo B&T Corp.,("B&T") a Korean corporation, from two shareholders of B&T in exchange for 7,000,000 shares of the Company's common stock.

Going Concern

The Company has a net loss of $944,777 and $4,078,913 for the year ended December 31, 2011 and 2010, respectively and has a working capital deficiency of $2,532,873 and $2,330,142 at December 31, 2011 and 2010, respectively and accrued but not paid Delaware franchise taxes for 2010 and 2011 of approximately $25,282.70 on a combined basis. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate profitability and/or obtain continuous funding source. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These consolidated financial statements and related notes are expressed in U.S. dollars (“US$”). The Company's fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea where the Company is a controlling shareholder with 57.69 % at the end of December 31, 2011 and 2010, respectively. All inter-company transactions and balances have been eliminated upon consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the consolidated financial statements not misleading have been included. Actual results could differ from those estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

CONCENTRATIOIN OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash with high credit quality financial institutions in Korea and US. The Company has not experienced any losses in such bank accounts through December 31, 2011. At December 31, 2011 and 2010, our bank deposits were $880 and $71,192, respectively.

The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing receivables. The Company periodically reviews its receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are not collateralized and do not bear interest. The Company has established an allowance on accounts receivable of $8,673 and $8,780 as of December 31, 2011 and 2010, respectively .

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using moving weighted average method. Cost of finished goods comprises direct material, direct production cost and an allocated portion of production overheads based on normal operating capacity.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales rice to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company. The Company generates revenue from the delivery of goods and records revenues when the sales are completed, already collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers.

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the delivery of professional services. Pricing is fixed and determinable according to the Company's published brochures and price lists.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The total advertising expense was $4,638 and $42,360 for the years ended December 31, 2011 and 2010, respectively and have been included as part of operating expenses.

RESEARCH AND DEVELOPMENT

The Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses.

STOCK-BASED COMPENSATION

The Company accounts for stock issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statements of income the grant-date fair value of stock and other equity based compensation issued. There were no options outstanding as of December 31, 2011 and 2010. The Company accounts for non-employee stock-based awards in accordance with ASC Topic 505-50.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Basic loss per share is computed by dividing net loss, by the weighted average number of shares of common stock outstanding for the year. Diluted loss per share is computed by dividing net loss, by the weighted average number of shares of common, common stock equivalents and potentially dilutive securities outstanding during each year. Potentially dilutive common shares consist of the common shares issuable upon the exercise of common stock warrants (using the treasury stock method).

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable inventory and prepaid expenses and accounts payable, the carrying amounts approximate fair value due to their short maturities.

FOREIGN CURRENCY TRANSLATIOIN AND COMPREHENSIVE INCOME

The reporting currency of the Company is the US$. The functional currency of the parent company is the US$ and the functional currency of the Company’s operating subsidiary is Korean Won (“KRW”). The subsidiary’s results of operations and cash flows are translated at average exchange rates during the year, assets and liabilities are translated at the unified exchange rate at the end of the year, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the functional currency financial statements into US$ are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. ACCOUNTS RECEIVABLE

At December 31, 2011 and 2010, accounts receivable consisted of the following:

	December 31, 2011	December 31, 2010
	US$	US$
Accounts receivable	134,605	8,780
Less: Allowance for doubtful debts	48,361	8,780
Accounts receivable, net	86,244	-

NOTE 4. INVENTORIES

Inventories at December 31, 2011 and 20010 consist of the following:

	December 31, 2011	December 31, 2010
	US$	US$
Raw material	235,477	975,301
Work in process	32,107	99,531
Finished goods	-	10,002
	267,584	1,084,834
Provision for Inventory	(15,000)	(30,000)
	252,584	1,054,834

NOTE 5. FIXED ASSETS

Fixed assets at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010
	US$	US$
Equipment and furniture	164,754	203,316
Tools	3,469	37,154
Vehicles	-	4,741
	168,223	245,211
Accumulated depreciation	(119,472)	(109,984)
	48,751	135,227

Depreciation is provided using the straight-line method. For the years ended December 31, 2011 and 2010, depreciation expense amounted to $251,337 and $272,354, respectively.

NOTE 6. SHORT TERM BORROWINGS

The Company is indebted to Shin Han Bank at December 31, 2010 and 2009 for $433,651 and $1,127,209, payable in May 2012, interest at 6.57 % per annum. The loan is secured by guarantee issued by 'KIBO", a Korean government agency created to guarantee loans to small-to-medium technology companies.

NOTE 7. OTHER PAYABLES AND ACCRUED LIABILITY

At December 31, 2011 and 2010, other payables and accrued liability consisted of the following:

	December 31, 2011	December 31, 2010
	US$	US$
Other payables	625,760	8,150
Accrued payroll	300,000	300,000
Accrued warranty expense	132,118	52,101
Accrued other expense	-	136,913

	995,658	497,164

NOTE 8. CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of US$0.001 per share. No preferred shares have been authorized or issued.

The Company issued 7,000,000 shares of common stock with US$0.79 per share to acquire 50% equity of Leo B&T Corp. in February 2010 resulting in purchase price of US$5,500,000. On February 8, 2010, 3,000,000 shares of common stock were issued to officers of the Company as compensation which was valued at $0.75 per share. In 2010, 125,000 shares of common stock were issued to settle the consulting fee and IR service with price ranging from US$0.48 to US$1.45 per share.

For the year ended December 31, 2011, the Company issued 1,400,000 shares of common stock to settle the consulting fee, IR service and other professional service. The shares were valued US$231,000 with price ranging from US$0.14 to US$0.43 per share.

NOTE 9. OPERATING RISK

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

(d) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable years and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Korean Won were converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(e) Key personnel risk

The Company's future success depends on the continued services of few individuals and loss of one or several of their service would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key staff insurance on their life but plan to implement it in near future. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees.

NOTE 10. SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2011 and 2010, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

NOTE 11. COMMITMENT AND CONTIGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on March 31, 2011. The minimum obligations under such commitments for the years ending December 31, 2011 and 2010 until its expiration are nil and US$20,625, respectively.

Rental expense for the years ended December 31, 2011 and 2011 were US$46,211 and US$44,634, respectively.

(b) Litigation

The Company has a disagreement with its former law firm about past due invoices in the amount of $25,429.13 for services rendered through December 3, 2011. The Company is in discussions with its former law firm to satisfy the outstanding invoices, but there is no agreement to date. There is no other threatened, pending or unsettled litigation as of April 11, 2012, the date the financial statement is available for issuance.

NOTE 12. SUBSEQUENT EVENTS

On January 3, 2012, the Company entered into an agreement with Kim Young-il (“Kim”), a holder of 1,800,000 shares of the Company’s common stock (“Kim Shares”). In accordance with the agreement, Kim and the Company will swap respective holding of Kim Shares and the shares of B&T. The Kim Shares and the shares of B&T enjoy a same valuation of Korean Won 540,000,000. As of April 6, 2012, the agreement is not executed and closed.