Form 10-Q
period 2012-03-30
Leo Motors, Inc.
filed 2012-05-21
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of December 31, 2012 was 50,833,115 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended March 31, 2012

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations and Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.
Management's Discussion & Analysis of Financial Condition and Results of operations

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

Item 4.
Controls and Procedures

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.
Defaults Upon Senior Securities

Item 4.
(Removed and Reserved)

Item 5.
Other Information

Item 6.
Exhibit

Signatures

Part I. Financial Information

Balance Sheets
Statements of Operations
Statement of Cash Flows
Notes to Financial Statements

LEO MOTORS, INC.
Consolidated Balance Sheets

ASSETS

	As of March 31	As of Dec. 31
	2012	2011
CURRENT ASSETS	(Unaudited)	(Audited)
Cash	$9,691	$880
Accounts Receivable-net of allowance of $ 8,780 and $ 8,394 ,respectively	40,985	86,244
Inventory	355,198	252,584
Short-term loans	-	196,066
Prepaid purchase	168,408	163,185
Prepaid costs and other current assets	6,457	2,505

TOTAL CURRENT ASSETS	580,739	701,464

Fixed assets- net of accumulated depreciation	44,330	48,751
Deposit	95,906	95,906
Other non-current assets	56,905	56,905
Long -term investment in B&T Corp	4,934,779	4,959,779

TOTAL OTHER ASSETS	5,131,920	5,161,341
TOTAL ASSETS	$5,712,659	$5,862,805

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Commitments and Contingencies

CURRENT LIABILITIES
Short term borrowings	$451,475	$433,651
Accounts payable and accrued expenses	15,747	20,425
Other payables	1,025,564	995,658
Payments received in advance from customers	86,766	86,766
Related party payable	1,434,583	1,434,583
Corporation and business taxes payable	263,254	263,254

TOTAL CURRENT LIABILITIES	3,277,389	3,234,337

Accrued severance benefits	46,294	52,378

TOTAL LIABILIITIES	3,323,683	3,286,715

STOCKHOLDERS' EQUITY

Common stock, Authorized 200,000,000 Shares, $0.001 par value,50,833,115 shares issued and outstanding, as of March 31, 2012 and December 31, 2011, respectively	50,233	50,233
Additional paid-in capital	10,774,996	10,774,996
Accumulated comprehensive income (loss)	435,888	470,876
Deficit	(10,086,829)	(9,934,703)

TOTAL STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEO MOTORS, INC.	1,174,288	1,361,402

Noncontrolling interest	1,214,688	1,214,688

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,712,659	$5,862,805

See Notes to Financial Statements

LEO MOTORS, INC.
Consolidated Statements of Operations (Unaudited)

	For the 3-months ended
	March 31	March 31
	2012	2011

Sales	$5,782	248,178

TOTAL SALES	5,782	248,178
COST OF SALES	4,166	178,838

GROSS PROFIT	1,616	69,340

EXPENDITURES :
Officer compensation paid in stock
Salaries and benefits		-
Consulting and service fees		-
Selling , general and administrative	149,536	126,026
Research and Development
Bad debt
Depreciation
Amortization

TOTAL EXPENDITURES	149,536	126,026

NET LOSS FROM OPERATIONS	(147,920)	(56,686)

OTHER INCOME & (EXPENSES)
Investment loss - B&T Corp.
Interest income
Interest expense
Non-operating income	3,953	4,787
Non-operating expense	(8,159)	(9,113)

Total Other Income & (Expenses)	(4,206)	(4,326)

NET LOSS BEFORE INCOME TAX & BENEFIT & NONCONTROLLING INTEREST	(152,126)	(61,012)

Income tax, net of tax benefits		-

NET LOSS	(152,126)	(61,012)

Net loss attributable to noncontrollling interest	34,988	14,032

NET INCOME (LOSS) ATTRIBUTABLE TO LEO MOTORS, INC.	$(117,138)	(46,980)

COMPREHENSIVE INCOME (LOSS);

NET LOSS	(152,126)	(61,032)

Unrealized foreign currency transaction gain (loss)		-

COMPREHENSIVE INCOME (LOSS)	$(152,126)	(61,032)

LOSS PER SHARE - BASIC & DILUTED		(0.001)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		50,833,115

See Notes to Financial Statements

LEO MOTORS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For the 3-months ended
	March 31	March 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,126)	(61,012)
Adjustments to reconcile net loss to net cash provided by operating activities :
Accounting for Non-controlling interest
Stock issued for compensation
Depreciation	4,421	-
Foreign currency translation	(34,988)	-
Change in long-term investment	25,000	55,432
Changes in working capital:

(Increase) decrease in inventory	(102,614)	(147,321)
(Increase) decrease in accounts receivable	45,259	(9,061)
(Increase) decrease in short term loans	196,066	196,066
(Increase) decrease in advance payment
(Increase) decrease in deposit/prepaid	(9,175)	(5,725)
Increase (decrease) in accrued salary
Increase (decrease) in accounts payables and accrued expenses	(4,678)	18,129
Increase (decrease) in other payable	29,906	(79,566)
Payments in advance from customers		17,097
Increase (decrease) in accrued warranty expense
Increase (decrease) in taxes payable		4,274
Increase (decrease) in accrued severance benefits	(6,084)

Net Cash Provided by (Used in) Operating Activities	(9,013)	(11,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in short-term loan	17,824	(71,562)
Acquisition of intangible assets		-
Purchase of fixed assets		(912)
Outlay for deposit		(4,521)
Increase in other non-current assets		(10,900)

Net Cash Provided by (Used in) Investing Activities	17,824	(87,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing
Advances from related parties (Debt reduction related party)	-	33,335
Increase in minority interest
Issuance of common stocks

Net Cash flows from financing activities	-	33,335

Net Increase (Decrease) in Cash	8,811	(66,247)

Cash at the Beginning of the period	880	71,192

Cash at the End of the period	$9,691	4,945

Supplemental Cash Flow Disclosures:

Acquisition of interest in a company paid in common stocks	$-	$-
Compensation paid in stock	-	-
Issuance of stock for acquistion and compensation	-	-
Cash paid during the priod for interst	-	-
Cash paid during year for taxes	-	-

See Notes to Financial Statements

LEO MOTORS, INC.
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)

1.  UNAUDITED INFORMATION

The consolidated balance sheet of Leo Motors Inc. (the “Company”) as of March 31, 2012, and the consolidated statements of operations  and cash flows for the three months ended March 31, 2012 and 2011, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2012, and the results of operations for the three-months ended March 31, 2012 and 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s consolidated financial statements as filed on Form 10-K for the year ended December 31, 2011.

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors  Co. Ltd. Korea where the Company is controlling shareholders with 57.69 % at the end of March 31, 2012 and 2011, respectively.  All inter-company transactions and balances have been eliminated upon consolidation.

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

NOTE 5 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at March 31, 2012 was $ 1,434,583.

NOTE 6 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of March 31, 2012 and 2011, the balance of payments received in advance was $ 86,766 and $ 561,321, respectively.
.
NOTE 7 – SUBSEQUENT EVENTS

There is no reportable subsequent event.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Amendment No. 5 to our Form 10 Registration Statement contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others, our growth strategies;
anticipated trends in our business;

our ability to make or integrate new technologies; our liquidity and ability to finance our research and development, and commercialization strategies;
market conditions in the electric vehicle, battery storage and related component industry; the timing, cost and procedure for developing new products;

the impact of government regulation;
estimates regarding future net revenues from the sale of our technology and the present value thereof; planned capital expenditures (including the amount and nature thereof);

increases in the demand for electric vehicles and “green” technology in the future;
estimates, plans and projections relating to the commercialization of our technologies;

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

the possibility that our technology commercialization may involve unexpected costs;
the volatility in world demand for electric vehicles and “green” technologies;

the accuracy of internally estimated market demand for our products and technologies;
the ability to survive as a going concern on limited capital;

the availability and costs of raising sufficient working capital;
environmental and development risks;

competition;
the inability to realize expected value from technology research and development;

the ability of our management team to execute its plans to meet its goals; and
other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this Amendment No. 5 to our Form 10 Registration Statement or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS 10-Q REGISTRATION WITH THE “GOING CONCERN” ISSUES IN MIND.

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

Overview

Leo  Motors,  Inc. (the “Company”)is a  Delaware Corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors, Co. Ltd. ("Leozone") on July 1, 2006.  The Company.through Leozone is engaged  in the  research and development (“R&D”) multiple products, prototypes and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies.  Leozone operates through four unincorporated divisions: new product research & development (“R&D”); post R&D development such as product testing; production; and sales.

These Company’s products include (a) Zinc Air Fuel Battery (“ZAFC”); (b) electric vehicles ("EV") such as cars, trucks, tractors and other commercial/military vehicles; (c) E-Bike or electric scooters; (d) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive; and the (e) E-Box which is a electric energy storage system for solar and wind power generation devices.

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

The E-Box can be used as an energy supplying device in an emergency situations or as a energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yatchs or small ships. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-polymer battery.  The E-Box uses a multiple cell voltage balancing system via a battery management system (“BMS”).

Recent Business Developments

In the last six months, the Company has focused its marketing and sales efforts on the E-Box.  The E-Box is a electric power storage box ranging from 3kW to 50kW for use in homes.  This project took on additional importance to the Company because of the unprecedented natural disaster in Japan.  Leo is marketing the device in the US and Japan.  A recent sales order from a company in the USA in the third quarter of 2011 requires us to demonstrate “proof of concept”.

Liquidity and Capital Resources

Our liquidity and capital resources are limited.  Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations

Revenues

Sales for the quarter ended March 31, 2012 were $5,782  compared to $248,178 for the quarter ended March 31, 2011.  Costs of sales were $4,166 and gross profit was $1,616 in the quarter ended March 31, 2012 compared to $178,838 as costs of sales and gross profit of $69,340 in the same period in 2011.

Expenses

During the  quarter ended March 31, 2012, we incurred $149,536 in expenses, compared to $126,026  in the period ended March 31, 2011.

Expenses for the period quarter consisted of the following:

	Three Months Ended
Expenses:	March 31, 2012	March 31, 2011
	$-
Salaries and Benefits	0	$0
Consulting and Service Fees	0	0
Selling, General and Administrative	149,536	126,026
Total	$149,536	$129,026

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended March 30, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company had entered to certain loan agreements as referenced in Note 7 of the Financial Statements for the Year Ended December 31, 2010, filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 (incorporated herein by this reference).  Facts have come to the Company’s attention that causes the Company to believe that the debts have been extinguished.  However, the Company cannot offer any assurance that the holders of the debt will not seek to enforce rights that the holders believe they may have under the respective agreements.  Our former law firm in the USA has an outstanding bill for approximately $25,000 which has not been satisfied.

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

Dated May 21, 2012
Leo Motors, Inc.
(Registrant)

	By:	/s/ Jung Yong (John) Lee
Jung Yong Lee
Chief Executive Officer
and Interim Chief Financial Officer