Form 10-Q
period 2012-06-30
Leo Motors, Inc.
filed 2012-08-16
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-53525

LEO MOTORS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3909667
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1291-1 Hasangok-dong, Hunam City, Gyeonggi-do
Republic of Korea	465-250
(Address of principal executive offices)	(Zip Code)

(702) 650-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	☐	Accelerated filer 	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No	☒

As of June 30, 2012 the registrant had 55,550,614 shares of common stock outstanding.

Leo Motors, Inc.
INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at June 30, 2012(unaudited), and December 31, 2011(audited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Six and Three Months Ended June 30, 2012, and (unaudited) June 30, 2011 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	17

SIGNATURES		18

LEO MOTORS, INC.
Consolidated Balance Sheets

ASSETS	As of 6/30/2012	As of 12/31/2011
	Unaudited	Audited
CURRENT ASSETS
Cash	$19,751	$880
Accounts Receivable	39,947	86,244
Inventory	421,258	252,584
Short-term loans	0	196,066
Prepaid purchase	138,131	163,185
Other current assets	3,725	2,505

TOTAL CURRENT ASSETS	622,812	701,464

FIXED ASSETS, NET	37,438	48,751

OTHER ASSETS
Deposit	69,838	95,906
Other non-current assets	506	56,905
Long -tern investment in B&T Corp.	4,934,779	4,959,779

TOTAL OTHER ASSETS	5,005,123	5,112,590

TOTAL ASSETS	$5,665,373	$5,862,805

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Short term borrowings	$81,675	$433,651
Accounts payable and accrued expenses	9,293	20,425
Other Payables	1,123,688	995,658
Advance payments	166,776	86,766
Related party payable	664,186	1,434,583
Corporate and business taxes payable	207,472	263,254

TOTAL CURRENT LIABILITIES	2,253,090	3,234,337

LONG-TERM LIABILITIES - Accrued severence benefits	41,753	52,378

TOTAL LIABILITIES	2,294,843	3,286,715

“The accompanying notes are an integral part of these consolidated financial statements.”

LEO MOTORS, INC.
Consolidated Balance Sheets (Continued)

	As of 6/30/2012	As of 12/31/2011
STOCKHOLDERS’ EQUITY (DEFICIT)	Unaudited	Audited
Common Stock 200,000,000 authorized at $0.001 par value; shares issued and outstanding 6/30/2012 55,550,615 shares issued and outstanding 12/31/2011 50,833,115
Total Common Shares issued and outstanding, respectively	55,551	50,233
Additional paid-in capital	11,046,168	10,774,996
Accumulated comprehensive income(loss)	471,422	470,876
Accumulated deficit	(9,309,564)	(9,934,703)
Less: Treasury Stock at cost	(107,735)	0

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

ATTRIBUTABLE TO LEO MOTORS, INC.	2,155,842	1,361,402

Noncontroling Interest	1,214,688	1,214,688

TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,665,373	$5,862,805

“The accompanying notes are an integral part of these consolidated financial statements.”

LEO MOTORS, INC.
Consolidated Statements of Operations

	For the Six Months Ended		For the Three Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$24,386	$252,555	$18,603	$4,377

COST OF SALES	15,408	219,112	11,242	40,274

GROSS PROFIT	8,978	33,443	7,361	(35,897)

OTHER EXPENSES - General and administrative	373,518	296,181	223,982	170,155

TOTAL OTHER EXPENSE	373,518	296,181	223,982	170,155

NET INVESTMENT INCOME(LOSS)	(364,540)	(262,738)	(216,621)	(206,052)

OTHER INCOME (EXPENSE)
Other income (expense)	7,501	(25,599)	11,708	(21,273)
Gain on assets acquisition	286,914	0	286,914	0
Debt Forgiveness	829,645	0	829,645	0
Interest expense	(134,381)	0	(134,381)	0

TOTAL OTHER INCOME (EXPENSE)	989,679	(25,599)	993,886	(21,273)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	625,139	(288,377)	777,265	(227,325)

Income taxes	0	0	0	0

NET INCOME (LOSS)	$625,139	$(288,337)	$777,265	$(227,325)

Net income (loss) attributable to noncontroling interest	143,782	(44,000)	178,771	(58,032)

NET INCOME (LOSS) ATTRIBUTABLE TO LEO MOTORS, INC.	$768,921	$(332,337)	$956,036	$(285,357)

COMPREHENSIVE INCOME (LOSS):
Net loss	625,139	(288,337)	777,265	(227,325)

Unrealized foreign currency transactions gain(loss)	546	572	546	572

COMPREHENSIVE INCOME (LOSS)	$625,685	$(287,765)	$777,811	$(226,753)

BASIC INCOME (LOSS) PER SHARE
Basic & Diluted Income (Loss) Per Share	0.012	(0.006)	0.015	(0.004)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	51,758,532	50,833,115	52,683,948	50,833,115

"The accompanying notes are an integral part of these consolidated financial statements."

LEO MOTORS, INC.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	6/30/2012	6/30/2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$625,139	$(332,337)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounting for Non-controling interest
Common stock issued for compensation	144,000	0
Depreciation	13,048	21,496
Forgiveness of debt	(829,645)	0
Foreign currency translation	546	572
Gain on asset acquisition	(286,914)	0

(Increase) decrease in accounts receivable	46,297	(12,648)
(Increase) decrease in inventory	(168,674)	(285,385)
(Increase) decrease in short term loans	196,066	0
(Increase) decrease in deposit/prepaid	25,054	(2,843)
(Increase) decrease in other current assets	(1,220)	0
Increase (decrease) in accounts payable /accrued expenses	(11,132)	30,929
Increase (decrease) in other payable	128,030	521,973
Increase (decrease) in advance payments	80,000	12,525
Increase (decrease) in short term borrowings	(351,976)	0
Increase (decrease) in taxes payable	(55,792)	0
Increase (decrease) in other liabilities	0	(2,150)
Increase (decrease) in severence benefits	(10,625)	30,274

Net Cash Used in Operating Activities	(457,798)	(17,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,735)	14,949
Return in investment	25,000	0
Decrease in deposit	26,068	7,485
(Increase) decrease in other non-current assets	56,399	(2,843)

Net Cash Provided (Used) in Investing Activities	105,732	19,591

“The accompanying notes are an integral part of these consolidated financial statements.”

LEO MOTORS, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Six Months Ended
	6/30/2012	6/30/2011
	Unaudited	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	0	0
Contribution of treasury stock	370,937	0
Net Proceeds from borrowings	0	(57,867)

Net Cash Provided by Financing Activities	$370,937	$(57,867)

NET DECREASE IN CASH	$18,871	$(55,870)

CASH, BEGINNING OF PERIOD	880	71,192

CASH, END OF PERIOD	$19,751	$15,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$134,381	$0
Income taxes paid	$11,029	$14,487

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for services	$144,000	$0
Foregiveness of debts included as income	$829,645	$0

“The accompanying notes are an integral part of these consolidated financial statements.”

LEO MOTORS, INC.
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011
(Unaudited)

NOTE 1 -COMPANY BACKGROUND

Company Business

Company is currently in development, assembly and sales of the specialized electric vehicle.

Background

Leo Motors, Inc, Inc (the “Company”) was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shini Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007.

On February 11, 2010, the Company acquired 50% of Leo B&T Corp.,(“B&T”) a Korean Corporation, from two shareholders of B&T in exchange for 7,000,000 shares of the Company’s common stock.

NOTE 2 - SUMMAY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles ( “USGAAP”) and have been consistently applied in the preparation of the financial statements.

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea where the Company is controlling shareholders with 57.69 % at the end of June 30, 2012 and 2011, respectively. All inter-company transactions and balances have been eliminated upon consolidation.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable inventory and prepaid expenses, accounts payable and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

LEO MOTORS, INC.
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011
(Unaudited)

NOTE 2 - SUMMAY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

LEO MOTORS, INC.
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011
(Unaudited)

NOTE 2 - SUMMAY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss per Share

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. Stock option awards are valued using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements and Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at June 30, 2012 was $ 664,186.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of June 30, 2012 and December 31, 2011, the balance of payments received in advance was $ 166,776 and $ 86,766, respectively.

NOTE 6 SUBSEQUENT EVENTS

There is no reportable subsequent event.

PART I

ITEM 2. DESCRIPTION OF BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Overview

Leo Motors, Inc. (the “Company”)is a Delaware Corporation incorporated on September 8, 2004. The Company established a wholly-owned operating subsidiary in Korea named Leo Motors, Co. Ltd. (“Leozone”) on July 1, 2006. The Company.through Leozone is engaged in the research and development (“R&D”) multiple products, prototypes and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies. Leozone operates through four unincorporated divisions: new product research & development (“R&D”); post R&D development such as product testing; production; and sales.

These Company’s products include (a) Zinc Air Fuel Battery (“ZAFC”); (b) electric vehicles (“EV”) such as cars, trucks, tractors and other commercial/military vehicles; (c) E-Bike or electric scooters; (d) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive; and the (e) E-Box which is a electric energy storage system for solar and wind power generation devices.

Leo Motors, Inc. (the “Company”) is currently in the process of development and production of Electric Power Train Systems (“EPTS”) encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of Electric Vehicle

(“EV”). Our EPTS can replace internal combustion engines (“ICEs”). We have begun sales of our EPTS to auto makers and agricultural machinery manufacturers.

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

                 Market e-Boxes in USA, Japan and Australia

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

Results of Operations For the Six Months ended June 30, 2012

Revenues

Sales for the six months ended June 30, 2012 were $24,386 compared to $252,555 for the six months ended June 30, 2011. Costs of sales were $15,408 and gross profit was $8,978 in the six months ended June 30, 2012 compared to $219,112 as costs of sales and gross profit of $33,443 in the same period in 2011.

Expenses

During the six months ended June 30, 2012, we incurred $375,518 in expenses, compared to $296,181 in the period ended June 30, 2011.

Expenses for the period consisted of the following:

	Six Months Ended
	June 30,	June 30,
Expenses:	2012	2011
	$-
Salaries and Benefits	0	$0
Consulting and Service Fees	0	0
Selling, General and Administrative	375,518	296,181
Total	$375,518	$296,181

Salaries and Benefits consist of total of common stock issued to our executive officers as compensation for their services as officers of the Company and cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

Consulting and Service Fees consist of consist of accounting, legal, and professional fees.

Selling, General and Administrative consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses.

Results of Operations - For the Quarter Ended June 30, 2012

Revenues

Sales for the quarter ended June 30, 2012 were $18,603 compared to $4,377 for the quarter ended June 30, 2011. Costs of sales were $11,242 and gross profit was $7,361 in the quarter ended June 30, 2012 compared to $40,274 as costs of sales and gross profit of ($35,897) in the same period in 2011.

Expenses

During the quarter ended June 30, 2012, we incurred $223,982 in expenses, compared to $170,155 in the period ended June 30, 2011.

Expenses for the period quarter consisted of the following:

	Three Months Ended
	June 30,	June 30,
Expenses:	2012	2011
	$-
Salaries and Benefits	0	$0
Consulting and Service Fees	0	0
Selling, General and Administrative	223,982	170,155
Total	$223,982	$170,155

Salaries and Benefits consist of total of common stock issued to our executive officers as compensation for their services as officers of the Company and cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

Consulting and Service Fees consist of consist of accounting, legal, and professional fees.

Selling, General and Administrative consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROLS

During the Quarter ended June 30, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of unregistered securities sold by the Company from January 1, 2012 through June 30, 2012 including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

•
On May 14, 2012 we issued 1,000,000 shares of restricted common stock to Red Chip Companies, Inc. for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•
On June 20, 2012 we issued 2,000,000 shares of restricted common stock to Jung Yong Lee for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•
On June 20, 2012 we issued 500,000 shares of restricted common stock to Jeonyou Choi for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•
On June 20, 2012 we issued 300,000 shares of restricted common stock to Hak Kyom Kim for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•
On June 20, 2012 we issued 100,000 shares of restricted common stock to J. Michael King for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•
On June 20, 2012 we issued 100,000 shares of restricted common stock to Trilogy and Associates, Inc. for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•
On June 20, 2012 we issued 300,000 shares of restricted common stock to John E. Dolkart for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•
On June 20, 2012 we issued 500,000 shares of restricted common stock to Jun Heng Park for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

 (a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

EXHIBIT

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

Dated: August 16, 2012
Leo Motors, Inc.
(Registrant)

By: /s/ Jung Yong (John) Lee
Jung Yong Lee
Chief Executive Officer
and Interim Chief Financial Officer