Form 10-Q
period 2012-09-30
Leo Motors, Inc.
filed 2012-11-23
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	95-3909667
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

291-1, Hasangok-dong, Hanam City, Gyeonggi-do, Republic of Korea	465-250
(Address of principal executive offices)	(Zip Code)

+82 31 796 8870
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

The number of shares of the registrant’s common stock outstanding as of September 30, 2012 was 55,935,615 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended September 30, 2012

TABLE OF CONTENTS

 Leo Motors, Inc.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited), and December 31, 2011 (audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine and Three Months Ended September 30, 2012, and (unaudited) September 30, 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		17

LEO MOTORS, INC.
Consolidated Balance Sheets

ASSETS	As of 9/30/2012	As of 12/31/2011
	Unaudited	Audited
CURRENT ASSETS
Cash	50,763	880
Accounts Receivable	40,883	86,244
Inventory	508,048	252,584
Short-term loans	63,723	196,066
Prepaid purchase	204,234	163,185
Other current assets	2,521	2,505

TOTAL CURRENT ASSETS	870,172	701,464

FIXED ASSETS, NET	50,401	48,751

OTHER ASSETS
Deposit	71,473	95,906
Other non-current assets	518	56,905
Long-tern investment in B&T Corp.	4,934,779	4,959,779

TOTAL OTHER ASSETS	5,006,770	5,112,590

TOTAL ASSETS	$5,927,343	$5,862,805

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Short term borrowings	585,187	433,651
Accounts payable and accrued expenses	60,325	20,425
Other Payables	988,577	995,658
Advance payments	142,984	86,766
Related party payable	172,626	1,434,583
Corporate and business taxes payable	211,713	263,254

TOTAL CURRENT LIABILITIES	2,161,413	3,234,337

LONG-TERM LIABILITIES - Accrued severence benefits	42,730	52,378

TOTAL LIABILITIES	2,204,143	3,286,715

LEO MOTORS, INC.
Consolidated Balance Sheets (Continued)
			As of 9/30/2012	As of 12/31/2011
STOCKHOLDERS' EQUITY (DEFICIT)			Unaudited	Audited
Common Stock 200,000,000 authorized at $0.001 par value;
shares issued and outstanding	2012-09-30	55,935,615
shares issued and outstanding	2011-12-31	50,833,115
Total Common Shares issued and outstanding, respectively			55,936	50,233
Additional paid-in capital			11,115,083	10,774,996
Accumulated comprehensive income(loss)			471,968	470,876
Accumulated deficit			(9,083,513)	(9,934,703)
Less: Treasury Stock at cost			(50,962)	0

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
ATTRIBUTABLE TO LEO MOTORS, INC.			2,508,512	1,361,402

Noncontrolling Interest			1,214,688	1,214,688

TOTAL LIABILITIES, AND STOCKHOLDERS' EQUITY (DEFICIT)			$5,927,343	$5,862,805

"The accompanying notes are an integral part of these consolidated financial statements."

LEO MOTORS, INC.
Consolidated Statements of Operations

	For the Nine Months Ended		For the Three Months Ended
	2012-09-30	2011-09-30	2012-09-30	2011-09-30
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$25,301	$252,555	$915	$0

COST OF SALES	20,117	219,112	4,709	0

GROSS PROFIT	5,184	33,443	-3,794	0

OTHER EXPENSES
General and administrative	579,112	443,761	205,594	146,850

TOTAL OTHER EXPENSE	579,112	443,761	205,594	146,850

NET LOSS FROM OPERATIONS	(573,928)	(410,318)	(209,388)	(146,850)

OTHER INCOME (EXPENSE)
Other income (expense)	17,109	(30,245)	9,608	(4,646)
Gain on assets acquisition		0		0
Debt Forgiveness	829,645	0		0
Interest expense	118,653	0	15,728	0

TOTAL OTHER INCOME (EXPENSE)	965,407	(30,245)	25,336	(4,646)

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	391,479	(440,563)	(184,052)	(151,496)

Income taxes	0	0	0	0

NET INCOME (LOSS)	$391,479	($440,563)	($184,052)	($151,496)

Net income (loss) attributable to noncontroling interest	143,782	118,952	178,771	40,831

NET INCOME (LOSS) ATTRIBUTABLE TO LEO
MOTORS, INC.	$535,261	($321,611)	($5,281)	($110,665)

COMPREHENSIVE INCOME (LOSS):
Net loss	535,261	-321,611	-5,281	-110,665

Unrealized foreign currency transactions gain(loss)	546	12,540	546	11,967

COMPREHENSIVE INCOME (LOSS)	$535,807	($309,071)	($4,735)	($98,698)

BASIC INCOME (LOSS) PER SHARE
Basic & Diluted Income (Loss) Per Share	0.010	(0.006)	(0.000)	(0.002)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	53,065,337	50,833,115	55,935,615	50,833,115

"The accompanying notes are an integral part of these consolidated financial statements."

LEO MOTORS, INC.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	2012-09-30	2011-09-30
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$535,261	($321,611)
Adjustments to reconcile net loss to net cash
used by operating activities:
Accounting for Non-controlling interest	104,432	104,432
Common stock issued for compensation	213,300	0
Depreciation	16,674	36,587
Forgiveness of debt	(829,645)	0
Foreign currency translation	546
Gain on asset acquisition	(286,914)	0

(Increase) decrease in accounts receivable	45,361	-8,598
(Increase) decrease in inventory	(255,464)	(242,316)
(Increase) decrease in short term loans	132,343	0
(Increase) decrease in deposit/prepaid	(41,049)
(Increase) decrease in other current assets	-16	0
Increase (decrease) in accounts payable /accrued expenses	39,900	(13,243)
Increase (decrease) in other payable	(7,081)	518,169
Increase (decrease) in advance payments	56,218	(255,419)
Increase (decrease) in short term borrowings	151,536	0
Increase (decrease) in taxes payable	(51,541)	0
Increase (decrease) in other liabilities
Increase (decrease) in severence benefits	(9,648)	(2,150)

Net Cash Used in Operating Activities	(185,786)	(184,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(121,614)	(22,582)
Return in investment	26,809	0
Decrease in deposit	63,739	13,063
(Increase) decrease in other non-current assets	715	24,226

Net Cash Provided (Used) in Investing Activities	(30,351)	14,707

"The accompanying notes are an integral part of these consolidated financial statements."

LEO MOTORS, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Nine Months Ended
	2012-09-30	2011-09-30
	Unaudited	Unaudited

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	0	0
Common stock issuance	282,544	0
Contribution of treasury stock	(50,976)	0
Short-term loan	138,517	73,502
Advance from related parties	(149,887)	(32,297)
Net Proceeds from borrowings	45,822	57,867

Net Cash Provided by Financing Activities	$266,020	$99,072

Foreign currency translation adjustment	0	12,540

NET DECREASE IN CASH	$49,883	$(57,830)

CASH, BEGINNING OF PERIOD	880	71,192

CASH, END OF PERIOD	$50,763	$13,362

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$14,487

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued for services	$213,300	$0
Forgiveness of debts included as income	$829,645	$0

"The accompanying notes are an integral part of these consolidated financial statements."

LEO MOTORS, INC.
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
(Unaudited)

NOTE 1 - COMPANY BACKGROUND

Company Business

Company is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

Background

Leo Motors, Inc, (the “Company”) was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shini Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007.

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea where the Company is controlling shareholders with 51.42 % at the end of September 30, 2012 and 2011, respectively. All inter-company transactions and balances have been eliminated upon consolidation.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

Loss per Share

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures became effective for the annual reporting period beginning after December 15, 2010. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended September 30, 2012 and September 30, 2011:

	For the nine months ended		For the three months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Net Income (Loss)	$535,261	($321,611)	($5,281)	($110,665)

Weighted-average common stock Outstanding - basic	53,065,337	50,833,115	55,935,615	50,833,115
Equivalents
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible Notes	-	-	-	-
Weighted-average common shares
outstanding- Diluted	53,065,337	50,833,115	55,935,615	50,833,115

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at September 30, 2012 was $ 172,626.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of September 30, 2012 and December 31, 2011, the balance of payments received in advance was $ 142,984 and $ 86,766, respectively.

NOTE 6 - SUBSEQUENT EVENTS

There is no reportable subsequent event.

NOTE 7 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $(9,083,513) as September 30, 2012. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' equity at September 30, 2012 was $5,927,343 and its current liabilities exceeded its current assetsby $1,291,241 on September 30, 2012. These negative trends have been consistent right up through the most current fiscal year, except for this quarter and the sale of their only major investment, respectively.

These factors  create  uncertainty  about  the  Company's  ability  to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to create operations that contribute capital from normal operations. If the Company is unable  to  obtain  adequate  capital  it  could  be  forced  to  cease operations.

In order to continue as a going concern, develop and generate revenues and achieve a  profitable  level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the  Company  include  (1) raising additional capital through sales of common stock, (2) converting  promissory notes into  common  stock  and (3) entering into acquisition agreements  with profitable  entities  with   significant   operations.   In   addition, management is continually seeking to streamline its operations and expand the business through a variety of industries, including real estate and financial management. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying   consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

None.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Vehicles	$7,713	$0
Tools	5,507	4,000
Office	81,685	76,130
Facility equipment	97,643	88,093

Total property and equipment	192,008	168,223

Accumulated depreciation	(141,607)	(119,472)
Property and equipment, net	$50,401	$48,751

Depreciation expense for the nine months ended September 30, 2012 and 2011 amounted to $16,674 and $36,587, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPANY:

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

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

Overview

Leo Motors, Inc. (the “Company”) is a  Nevada Corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors, Co. Ltd. ("Leozone") on July 1, 2006.  Through Leozone the Company is engaged  in the research and development (“R&D”) of multiple products, prototypes and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies.  Leozone operates through four unincorporated divisions: new product research & development (“R&D”), post R&D development such as product testing; production; and sales.

These Company’s products include (i) Zinc Air Fuel Battery (“ZAFC”), (ii) electric vehicles ("EV") such as cars, trucks, tractors and other commercial/military vehicles, (iii) E-Bike or electric scooters, (iv) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive, and (v) E-Box which is an electric energy storage system for solar and wind power generation devices.

Leo Motors, Inc. (the "Company") was previously actively engaged in the process of development and production of Electric Power Train Systems (“EPTS”) encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines (“ICEs”).  Company began sales of EPTS to auto makers and agricultural machinery manufacturers.

Company has been developed eight EPTS of increasing power rating: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW systems.  Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system (“BMS”).

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

Recent Business Developments

In the last nine months, the Company has focused its marketing and sales efforts on the E-Box. The E-Box is a electric power storage box ranging from 3kW to 50kW for use in homes. This project took on additional importance to the Company because of the unprecedented natural disaster in Japan. Leo is marketing the device in the US and Japan. A recent sales order from a company in the USA in the third quarter of 2011 requires us to demonstrate “proof of concept”.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Quarter Ended September 30, 2012

Revenues

Sales for the quarter ended September 30, 2012 were $915 compared to $0for the quarter ended September 30, 2011. Costs of sales were $4,709 and gross profit was $(3,794) in the quarter ended September 30, 2012 compared to $0as costs of sales and gross profit of $0 in the same period in 2011.The increase in sales for this quarter is attributable to sales of merchandise.

Expenses

During the quarter ended September 30, 2012, we incurred $205,594 in expenses, compared to $147,580 in the period ended September 30, 2011. The increase in expenses for this quarter is attributable to an increase in administrative expenses.

Expenses for the period quarter consisted of the following:

	Three Months Ended
	September 30,	September 30,
Expenses:	2012	2011

Salaries and Benefits	$-	$-
Consulting and Service Fees	$-	-
Selling, General and Administrative	$205,594	147,580
Total	$205,594	$147,580

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

Results of Operations For the Nine Months ended September 30, 2012

Revenues

Sales for the nine months ended September 30, 2012 were $25,301compared to $252,555for the nine months ended September 30, 2011. Costs of sales were $20,117and gross profit was $5,184 in the nine months ended September 30, 2012 compared to $219,112as costs of sales and gross profit of $33,443in the same period in 2011. The change in sales is attributable to limited sales of prototype products.

Expenses

During the nine months ended September 30, 2012, we incurred $579,112 in expenses, compared to $443,761 in the period ended September 30, 2011.The change in expenses is attributable to an increase in admininstrative expenses.

Expenses for the period consisted of the following:

	Nine Months Ended
	September 30,	September 30,
Expenses:	2012	2011
	$-
Salaries and Benefits	-	$-
Consulting and Service Fees	-	-
Selling, General and Administrative	579,112	443,761
Total	$579,112	$443,761

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended September 30, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 3, 2012 we issued 45,000 shares of common stock to Sang Youn Leefor services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 45,000 shares of common stock to Hyeong Koo Kimfor services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 15,000shares of common stock to Gyuyeol Chofor services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 35,000 shares of common stock to Young Mi Oh for services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 35,000 shares of common stock to Jung Hwan Lim for services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 15,000 shares of common stock to Hyun Gwang Lim for services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 15,000 shares of common stock to Seong Tae Oh for services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 15,000 shares of common stock to Youn Jang Cho for  services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 15,000 shares of common stock to YooRi Choi for services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 100,000 shares of common stock So Yoon Kim for services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 20,000 shares of common stock to Hyung Suk Jun for services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

On September 3, 2012 we issued 30,000 shares of common stock to Dohoon Kim for services rendered. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLSOURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

On October 13, 2012, Leo Motors, Inc. (the "Company") entered into an amendment of an agreement it entered into with PDI C&D/RDC SPRL (“PDI”) on August 10, 2012 (after amendment, the “Agreement”).  The Agreement provides for the Company to sell to PDI, units of the Company’s E-Box technology for use in DPI’s housing construction project.  The Company's E-Box is an energy storage device that is integrated into solar and /or wind turbine devices.

The Agreement set forth a purchase price of $12,825 per unit sold, with up to 50,000 units to be sold pursuant to the Agreement, solely at the request of PDI.  The Agreement contemplates an initial sale of 5,000 E-Box solar sets at an aggregate sales price of $64 million targeted to begin in 2013. Additionally, the purchaser can order an additional 50,000 E-Box Solar sets. However, there can be no assurance that any orders will actually be placed as a result of the Agreement.

Prior to making a purchase, PDI shall provide the Company with a letter of credit (via Citibank) in the Company's favor, according to the payment terms in the Agreement.

PDI is permitted to inspect a certain number of the units prior to a completed purchase.  The term of the Agreement shall extend until 50,000 units are sold pursuant to the Agreement, or may be extended by mutual consent of the parties.

The descriptions of the terms of the Agreement do not purport to be complete and are qualified in their entirety by  the Agreement, a copy of which is included as an Exhibit to this report.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.	Description

10.1	Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated August 10, 2012

10.2	Amendment to Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated October 13, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November.19. 2012
Leo Motors, Inc.
(Registrant)

By:
Jung Yong Lee
Co-Chief Executive Officer