Form 10-K
period 2012-12-31
Leo Motors, Inc.
filed 2013-04-16
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-53525
(Commission file number)

Leo Motors, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	95-3909667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

291-1, Hasangok-dong
Hanam City, Gyeonggi-do, Republic of Korea
+82 31 796 8870
 (Address and telephone number of principal executive offices)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes[_]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [ ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2012, was $16,665,185.

As of  March 14, 2013, there were 57,277,397  shares of common stock outstanding.

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

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS FORM 10-K WITH THE “GOING CONCERN” ISSUES IN MIND.

ITEM 1. Description of Business

Overview

Leo Motors, Inc. (the "Company") was previously actively engaged in the process of development and production of Electric Power Train Systems (“EPTS”) encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines (“ICEs”).  The Company began sales of EPTS to auto makers and agricultural machinery manufacturers. Currently, the Company focuses on marketing lithium energy storage products.

Through Leo Motors, Co. Ltd, formerly named ("Leozone") a subsidiary of the Company Leo Motors, Inc. is currently engaged in the research and development (“R&D”) of multiple products, prototypes and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies. These products include (a) E-Box electric energy storage system for solar and wind power generation devices; (b) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive; Leozone operates through four unincorporated divisions: new product research & development (“R&D”), post R&D development such as product testing; production; and sales.

Corporate History

Leo Motors, Inc. (the “Company”) is a Nevada Corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors, Co. Ltd. on July 1, 2006.

Product Candidates

The Company’s products include (i) E-Box electric energy storage system for solar and wind power generation devices; (ii) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive.

The Company has developed eight EPTS of increasing power rating: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW systems.  Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system (“BMS”).

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

Business Strategy

The specific goals of the Company over the next twelve months include:

●	Focus on the capitalization of the Company;
●	Focus on the sale of the e-Box;
●	Complete the build out of the manufacturing plant for the e-Box;
●	Continue with R&D of our EV’s and related products as capital permits.

There can be no assurance that the Company will adhere to any of the above goals.

The E-Box can be used as an energy supplying device in an emergency situations or as a energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yatchs or small ships. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-ion battery.  The E-Box uses a multiple cell voltage balancing system via a battery management system (“BMS”).

Marketing

We have directed our marketing of e-Box energy solutions to companies involved in the sustainable housing segment that requires efficient electric storage solutions based on wind and solar power.

The Company has marketed its 60kW power train kits (for compact passenger cars and small trucks) and its 120kW kits (for ICE passenger cars, buses, and trucks under 5,000cc). The Company has developed a 240kW kit (for up to 10,000cc buses and trucks) as well.

Competition

We expect to compete with several companies including GS Yuasa, BYD, Eliiy Power, etc, and our competitors may:

•	develop and market products that are less expensive or more effective than our future products;

•	commercialize competing products before we or our partners can launch any products developed from our product candidates;

•	operate larger research and development programs or have substantially greater financial resources than we do;

•	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic relationships; and

•	take advantage of acquisition or other opportunities more readily than we can.

Intellectual Property

Registration date	Registration number	Name	Country
2011.02.09	1015138	Battery stack assembly	Rep. of Korea
2011.01.05	1007554	Zinc-Air fuel cell stack assembly	Rep. of Korea
2011.04.05	1028758	Electric automobile driving mode automatic control method	Rep. of Korea
2012.06.27	1161613	Electric automobile driving mode control method	Rep. of Korea
2012.09.13	1184335	Motor	Rep. of Korea
2010.09.29	985521	Battery stack assembly	Rep. of Korea
2011.03.18	1024663	Zinc-Air fuel cell stack assembly	Rep. of Korea
2012.4.17	1140345	Electric vehicle power development apparatus	Rep. of Korea
2012.05.16	1148980	Electric vehicle battery charging apparatus	Rep. of Korea
2011.04.05	1028773	Electric vehicle powertrain gear apparatus	Rep. of Korea

2010.12.22	1004621	Motor magnetic position fixing apparatus	Rep. of Korea
2011.01.05	1007593	Car velocity control method to electric vehicle battery charging state	Rep. of Korea
2012.09.06	1182336	Cell voltage ballancing control method of battery management system	Rep. of Korea
2012.05.24	1151779	Electric vehicle motor cooling apparatus	Rep. of Korea
2011.04.05	1028755	Electric vehicle motor cooling apparatus	Rep. of Korea
2011.04.05	1028756	Power input control circuit for battery management system	Rep. of Korea
2007.02.07	682489	A Multi Motor Device for Electric Vehicle	Rep. of Korea
2010.08.11	977018	Zinc-air fuel cell reaction cell structure	Rep. of Korea
2010.11.09	994438	Zinc-air fuel cell electrolyte emission system	Rep. of Korea
2010.12.15	1002963	Zinc-air fuel cell assembly	Rep. of Korea
2012.07.02	1163537	Electric vehicle fuel cell duality system	Rep. of Korea
2012.07.25	1170001	Motor	Rep. of Korea
2010.08.11	976504	Zinc-air fuel cell assembly	Rep. of Korea
2012.06.07	1155993	Electric vehicle battery housing	Rep. of Korea
2010.12.15	1002965	Zinc-ball supplying apparatus	Rep. of Korea
2012.07.19	1168597	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.24	1151783	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.29	1152790	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.29	1152793	Zinc-ball supplying apparatus	Rep. of Korea
2012.10.05	1187829	Zinc-air fuel cell assembly having zinc oxide secession means	Rep. of Korea
2012.07.19	1168598	Zinc-air fuel cell assembly of radial shape stack structure	Rep. of Korea
2012.04.30	1143406	Electric truck battery mounting structure	Rep. of Korea
2012.10.05	1187866	Zinc-air fuel cell reaction cell structure	Rep. of Korea
2012.10.05	1187870	Zinc-air fuel cell reaction cell unit enabling simultaneous supply and emission of zinc-ball	Rep. of Korea
2012.07.25	1170002	Battery stack assembly	Rep. of Korea
2010.12.10	1001982	Battery stack assembly	Rep. of Korea
2011.01.17	1010235	Zinc-air fuel cell assembly	Rep. of Korea
2011.01.17	1010236	Zinc-air fuel cell assembly	Rep. of Korea
2008.05.06	490413	Vehicle	Rep. of Korea
2010.07.30	831435	Hilless	Rep. of Korea
2012.09.26	0662002	Scooter	Rep. of Korea
2012.09.26	0662003	Scooter	Rep. of Korea
2012.09.26	0662004	Scooter	Rep. of Korea
2012.11.26	1206784	Zinc-air fuel cell system, and control method for the same	Rep. of Korea
2013.01.25	1228434	Zinc-air fuel cell assembly for ocean	Rep. of Korea

2013.01.25	1228435	Zinc-air fuel cell assembly for ocean	Rep. of Korea

Employees

We currently have 22 employees to manage the ongoing operation, though it is expected that selective hires will be made to allow us to manage ongoing clinical trials.

Defined Terms

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

“DC” means direct current which is the unidirectional flow of electric charge. Direct current is produced by such sources as batteries, thermocouples, solar cells, and commutator-type electric machines of the dynamo type. Direct current may flow in a conductorsuch as a wire, but can also flow through semiconductors, insulators, or even through a vacuum as in electron or ion beams. The electric charge flows in a constant direction, distinguishing it from alternating current (AC). A term formerly used for direct current was “galvanic” current.

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

ITEM  1A.  RISK  FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this prospectus before making an investment decision. If any of the possible adverse events described below actually occurs, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our Common Stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Products that fail to meet specifications, are defective or that are otherwise incompatible with end uses could impose significant costs on us.

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations or financial condition. If problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in several ways, including the following:

•	we may be required to replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product, and

•	we may encounter adverse publicity, which could cause a decrease in sales of our products.

The limited availability of raw materials or supplies could materially adversely affect our business, results of operations or financial condition.

Our operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials. However, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Shortages may occur from time to time in the future. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

Our proprietary rights may not adequately protect our intellectual property and product candidates and if we cannot obtain adequate protection of our intellectual property and product candidates, we may not be able to successfully market our product candidates.

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our technologies and product candidates. We will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents cover them, or that other market exclusionary rights apply.

The patent positions of companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies' patents has emerged to date in the United States. The general patent environment outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights would provide a sufficient degree of future protection that would permit us to gain or keep our competitive advantage with respect to these products and technology.
In addition, others may independently develop similar or alternative compounds and technologies that may be outside the scope of our intellectual property. Should third parties obtain patent rights to similar compounds or technology, this may have an adverse effect on our business.

If we fail to attract and retain senior management, consultants, advisors and scientific and technical personnel, our product development and commercialization efforts could be impaired.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product candidates and other business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

In addition, we believe that we will need to recruit additional executive management and scientific and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. The inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our product candidates and commercialization of our potential products and growth of our business.

We expect to expand our research, development, clinical research and marketing capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those potential products that we elect to commercialize independently or together with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to train qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plan or disrupt our operations.

We have a history of losses and expect to continue to incur losses and may not achieve or maintain profitability.

We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; and/or attract and retain qualified management, technical and scientific staff.

Risks Related to Doing Business in Korea

The movement of Won against the U.S. dollar and other currencies may have a material adverse effect on us.

   The Won has fluctuated significantly against major currencies in recent years, especially as a result of the recent global financial crisis and the relatively speedy recovery of Korean economy therefrom.  The depreciation of Won against U.S. dollar and other foreign currencies typically results in a material increase in the cost of fuel and equipment purchased from overseas and the cost of servicing our foreign currency-denominated debt as the prices for substantially all of the fuel materials and a significant portion of the equipment we purchase are stated in currencies other than Won, generally in U.S. dollars. As a result, any significant depreciation of Won against the U.S. dollar or other major foreign currencies will have a material adverse effect on our profitability and results of operations.

Escalations in tensions with North Korea could have an adverse effect on us.

Relations between Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between the two Koreas has fluctuated and may increase abruptly as a result of current and future events. In recent years, there have been heightened security concerns stemming from North Korea’s nuclear weapon and long-

range missile programs and increased uncertainty regarding North Korea’s actions and possible responses from the international community. In December 2002, North Korea removed the seals and surveillance equipment from its Yongbyon nuclear power plant and evicted inspectors from the United Nations International Atomic Energy Agency. In January 2003, North Korea renounced its obligations under the Nuclear Non-Proliferation Treaty. Since the renouncement, Korea, the United States, North Korea, China, Japan and Russia have held numerous rounds of six party multi-lateral talks in an effort to resolve issues relating to North Korea’s nuclear weapons program.

There can be no assurance that the level of tension on the Korean peninsula will not escalate in the future. Any further increase in tensions, which may occur, for example, if North Korea experiences a leadership crisis, high-level contacts break down or military hostilities occur, could have a material adverse effect on our operations and the market value of our common stock.

You may not be able to enforce a judgment of a foreign court against us.

A significant portion of the assets of our directors and officers named in this Form 10-K and substantially all of our assets are located in Korea. As a result, it may not be possible for you to enforce against them or us in the United States judgments obtained in United States courts based on the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in Korea, either in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated on the United States federal securities laws.

Risks Related to Our Industry

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success.  The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

We expect to compete with several companies and our competitors may:

•	develop and market products that are less expensive or more effective than our future products;

•	commercialize competing products before we or our partners can launch any products developed from our product candidates;

•	operate larger research and development programs or have substantially greater financial resources than we do;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic relationships; and

•	take advantage of acquisition or other opportunities more readily than we can.

Risks Related to Our Common Stock

The stock market, particularly in recent years, has experienced significant volatility. Factors that could cause this volatility in the market price of our Common Stock include:

•	failure or discontinuation of any of our research;

•	delays in establishing new strategic relationships;

•	delays in the development or commercialization of our potential products;

•	market conditions and issuance of new or changed securities analysts' reports or recommendations;

•	actual and anticipated fluctuations in our financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our potential products;

•	third-party healthcare reimbursement policies;

•	litigation or public concern about the safety of our product candidates; and

•	additions or departures of key personnel.

These and other external factors may cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

We have not and do not anticipate paying any dividends on our common stock.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

We are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability grow.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price.

Although prices for our shares of common stock are quoted on the Pink OTC Markets (“OTCQB”), there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained.  The OTCQB is generally regarded as a less efficient and less prestigious trading market than other national markets.  There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  As a result of the lack of trading activity, the quoted price for our common stock on the OTCQB is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

Our Common Stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS

Not applicable.

ITEM  2.  PROPERTIES

We operate out of an office, workshop and  warehouse building located at 291-1, Hasangok-dong, Hanam City,  Gyeonggi-do,  Republic  of  Korea  465-250. The lease is for one-year, renewable annually, and the operating rent is approximately $40,000 annually for the office/warehouse in total.

ITEM  3.  LEGAL  PROCEEDINGS

None.

ITEM  4.  MINE SAFETY DISCLOSURES

Not applicable.

PART  II

ITEM  5.     MARKET  FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

MARKET  INFORMATION

Our  common  stock  is  quoted  in  United  States  markets  on the Pink Sheets, maintained by Pink OTC Markets, Inc.  There can be no assurance that a regular trading market will develop or if developed, may not be sustained. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company’s common stock, as reported by the Pink OTC Markets.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

MARKET PRICE

Period	High	Low
First Quarter 2013	$0.19	$0.056

First Quarter 2012	$0.52	$0.13
Second Quarter 2012	$0.95	$0.17
Third Quarter 2012	$0.43	$0.16
Fourth Quarter 2012	$0.28	$0.11

Period	High	Low
First Quarter 2011	$0.95	$0.30
Second Quarter 2011	$0.80	$0.12
Third Quarter 2011	$0.30	$0.12
Fourth Quarter 2011	$0.18	$0.07

As of March 11, 2013, we had approximately 903 stockholders of record.

Transfer Agent

Our transfer agent is Madison Stock Transfer, Inc., Brooklyn, New York.

Dividend Policy

The  Company  has not issued any dividends on the common stock to date, and does not  intend  to  issue any dividends on the common stock in the near future.  We currently intend to use all profits to further the growth and development of the Company.

Unregistered Sales of Equity Securities

During the year ended December 31, 2012, and in the subsequent period through the date hereof the Company made the following issuances of unregistered securities:

On January 9, 2012 we issued 77,000 shares for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 22, 2012 we issued 115,500 shares for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On March 16, 2012 we issued 325,000 shares for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On May 14, 2012 we issued 1,000,000 shares for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 20, 2012, we issued 3,300,000 shares to members of our management team as compensation and services fees for consultants. 2,000,000 shares were issued to Co-CEO Jung Yong “John” Lee. 500,000 shares were issued to Co-CEO Jun Heng Park. 500,000 shares were issued to Director Jeong youl Choi. 300,000 shares were issued to advisor Hak-Kyum Kim. 500,000 shares were issued for service fees. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 20, 2012 we issued 500,000 shares for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On September 21, 2012, we issued 385,000 shares to employees as compensation. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On October 24, 2012  we issued 182,039 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $15,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On October 26, 2012  we issued 208,447 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $13,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On November 9, 2012 we issued 189,155 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $15,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On November 27, 2012 we issued 238,367 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $15,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM  6.  SELECTED  FINANCIAL  DATA

Not required by smaller  reporting  companies.

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATION

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS ANNUAL REPORT ON FORM 10-K WITH THE “GOING CONCERN” ISSUES IN MIND.

This Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”).  The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

Leo Motors, Inc.  is a  Nevada Corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors, Co. Ltd. on July 1, 2006.  Through the subsidiary the Company is engaged in the research and development (“R&D”) of multiple products, prototypes and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies.  Leo Motors, Co. Ltd. operates through four unincorporated divisions: new product research & development (“R&D”), post R&D development such as product testing; production; and sales.

The Company’s products (i) E-Box electric energy storage system for solar and wind power generation devices; (ii) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive.

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

The Company has developed eight EPTS of increasing power rating: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW systems.  Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system (“BMS”).

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

The specific goals of the Company over the next twelve months include:

●	Focus on the capitalization of the Company;

●	Focus on the sale of the e-Box;

●	Complete the build out of the manufacturing plant for the e-Box;

●	Continue with R&D of our EV’s and related products as capital permits.

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

Recent Business Developments

The Company has focused its marketing and sales efforts on the E-Box. The E-Box is an electric power storage box ranging from 3kW to 50kW for use in homes. This project took on additional importance to the Company because of the unprecedented natural disaster in Japan. The Company is marketing the device in the US and Japan. A recent sales order from a company in the USA in the third quarter of 2011 requires us to demonstrate “proof of concept”.

In 2012, the Company had agreed to a contract to provide solar module e-Box systems to sustainable housing projects in the Democratic Republic of Congo. The solar module system would be independent of the grid, solely relying on renewable solar energy as a source of electric power. Although the product has completed required testing, the delivery of the product has been delayed due to slow development in the project construction. Due to political/regional instability in the DRC, the execution of this contract is not guaranteed.

The Company has also recently signed a sales agreement for the distribution of e-Box units in the North Americas. The development is anticipated to meet the rising demand for back-up electric energy solutions worldwide, and potentially generate sales leads.

Results of Operations for the Twelve Months Ended December 31, 2012 compared to the Twelve Months Ended Decembers 31, 2011

Sales for the year ended December 31, 2012 were $25,605 compared to $920,587 for the year ended December, 2011. Costs of sales were $23,786 and gross profit was $1,819 in the year ended December 31, 2012 compared to $828,034 as costs of sales and gross profit of $92,553 in the same period in 2011.The decrease in sales for the most recent fiscal year is attributable to decrease in the sales of merchandise reflecting current market conditions. The sales from 2011 were mainly battery and assembly of electric parts.  The Company had decided to focus on development of final products for year ended December 31, 2012.  The Company is currently involved in projects designed to expand its reach into new markets.

Operating Expenses

During the year ended December 31, 2012, we incurred $2,925,023 in expenses, compared to $ 1,166,282 in the period ended December 31, 2011. The increase in expenses for this current year is attributable to an increase in salaries and benefits and service fees as detailed in the table below. Most of the consulting and wage increases were incurred as a result of the Company repositioning itself and its products after the large decrease in sales in 2012. Selling, general and administrative cost remained relatively stable between 2012 and 2011.

Expenses for the fiscal year 2012 and 2011 consisted of the following:

	Year Ended
Expenses:	December 31, 2012	December 31 2011

Salaries and Benefits	$1,410,525	$184,679
Consulting and Service Fees	$652,140	231,000
Research and Development	212,587	213,517
Selling, General and Administrative	$649,771	537,086

Total	$2,925,023	$1,166,282

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

Other Income (Expenses)

During the year ended December 31, 2012 the company had net non operating income of $1,098,582 and for the year ended December 31, 2011  net non operating expenses of $4,020,690, an increase of $5,119,272. In 2011 the majority of the expense came when the Company determined its investment in Leo B&T Inc. an investment account was impaired and recorded an expense of $4,476,038. The company offset this with some gains on asset disposals of $463,486. During the 2012 year the Company had a net non operating income largely from the result of the foregiveness of debt  for $1,309,028.  There were also stock sold for a profit of $52,893. These gains were offset in part by interest expense and miscellaneous items.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.
The Company’s total assets at December 31, 2012 were $969,619 and total current liabilities were $1,561,780, all of which were current.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(16,206,397) as of December 31, 2012.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

 Off-Balance Sheet Arrangements

None.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included herein commencing on page F-1.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL  DISCLOSURES

Effective August 14, 2012 the Company dismissed its former certified public accountant Stan Jeong-Ha Lee, CPA, (“SL”) effective immediately.  On August 14, 2012, the Company engaged John Scrudato CPA (“Scrudato”) as its registered independent public accountant.  We decided to hire Scrudato in the hopes that it would expedite bringing the Company current in its filings with the SEC. The decision to appoint Scrudato and dismiss SL were approved by the Board of Directors of the Company.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern, SL’s reports on the financial statements of the Company for the year ended December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit and review of the financial statements of the Company through March 31, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with SL’s opinion to the subject matter of disagreement.

The Company engaged Scrudato effective August 14, 2012 to review its Form 10-Q for the second quarter ended June 30, 2012.  At this time, there have been no prior discussions with Scrudato concerning internal controls and other accounting matters with respect to all accounting matters prior to matters concerning the 10-Q for the second quarter ended June 30, 2012, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

SL invoiced the Company on July 20, 2012 for $32,642.34 for new services rendered to the Company beginning January 11, 2012 through July 20, 2012.  The Company previously paid SL approximately $48,000 on account for past services of which $8,267.00 was credited towards the new services invoiced on July 20, 2012.  Inclusive in the $32,642.50 invoice from SL dated July 20, 2012 was $5,000 due in connection with work on the Company’s 10-Q for the 2nd quarter ended June 30, 2012 which following

SL’s dismissal on August 14, 2012 was reviewed by Scrudato.  The Company does not dispute the $32,642.34 due SL, but it is unable to pay this amount at this time.

ITEM  9A.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2012, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.  A material  weakness is a deficiency, or a combination of control deficiencies, in internal  control  over  financial  reporting  such  that  there is a reasonable possibility  that  a  material  misstatement  of our annual or interim financial statements  will  not  be  prevented  or  detected  on  a  timely  basis.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER  INFORMATION

None.

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTOR  AND  EXECUTIVE  OFFICER  SUMMARY

The following persons are our executive officers and directors as of March 20, 2013, and hold the positions set forth opposite their respective names.

NAME OF DIRECTOR OR OFFICER	AGE	POSITION

Jun Heng Park	45	Chief Executive Officer, President and Director
Ho Seok (Bruce) Lee	29	Chief Financial Officer and Director
Jeong youl Choi	46	Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

Jun Heng Park – Chief Executive Officer, President and Director

Mr. Park has been a director of the Company since October 15, 2012 and has led the Company with regards to its business planning and strategy since his appointment.  Mr. Park has managed several businesses including as Chief Executive Officer of the World Cyber Games in 2002.  Mr. Park was Chief Executive Officer of IAG KOREA Co. Ltd, Major Insurance Company in 2006.  Mr. Park was Chief Executive Officer of Unitech Co. Ltd., a computer assembly company in Korea from 2009 to 2010.  Mr. Park received his bachelor’s degree at Centennial College, Toronto. Canada and his business degree from George Brown College, Toronto, Canada.

Ho Seok (Bruce) Lee – Chief Financial Officer

Prior to his positions with the Company, Mr. Lee was an intelligence and operation analyst for the R.O.K.-U.S. Combined Forces Command from 2006 through 2008 in Seoul, Korea where his primary role involved validating intelligence and the reliability of sources.  From 2010 until 2011 Mr. Lee was involved in business planning and strategy for GeoChem Remediation LLC, in New York, where his primary roles involved coordinating product development.  From 2011 until 2012 Mr. Lee was a Tax Associate in the Financial Services/Global Banking unit at KPMG, LLP in New York where his primary roles involved performing financial statement analysis and converting international financial reporting standards into GAAP.  Mr. Lee received a bachelor’s degree from New York University and his Masters of Science in Accounting from the New York University Stern School of Business.

Jeong youl Choi – Director

Mr. Choi joined the Company in January of 2012.   Mr. Choi was Chief Executive Officer of Neo solar, Solar power company, from 2006 to 2007.Mr. Choi was Chief Executive Officer of Good EMG, total entertainment company, from 2007 to 2008.   Mr. Choi helped lead the A1 Grand prix Korea, World Motor Racing Challenge for National team, 2007 while at Good EMG.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Code of Ethics

We  have  not  adopted  a  code  of  ethics  do  date.  We are in the process of evaluating  the standards of conduct necessary for the deterrence of malfeasance and  the  promotion  of  ethical  conduct  and accountability,  and  will determine whether a code of ethics is necessary based on  our  evaluation.

Director independence

As all of the Company's directors are employees of the Company, the Company does not have any independent directors on its Board, as defined Nasaq Stock Market.

Corporate Governance

The Company does not have a standing Nominating Committee.  There have been no changes to the procedures whereby security holders may recommend nominees to the registrant's board of directors.

The Company does not have a standing Audit Committee.  We do not have a financial expert serving on our board of directors.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM  11.  EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last two completed fiscal years. We refer to all of these officers collectively as our “named executive officers.”

Position	Year	Salary	Awards		Awards		Comp	Total
Jung Yong Lee (1)	2012	$200,000	$	Nil	$	Nil	$	$200,000
Former President, CEO	2011	$200,000	$	Nil	$	Nil	$	$200,000

Jun Heng Park (2)	2012	$200,000	$	Nil	$	Nil	$	$200,000
President and CEO

Ho Seok Lee (3)	2012	$100,000	$	Nil	$	Nil	$	$100,000
Chief Financial Officer

(1) Jung Yong Lee was the Company's President and CEO from March 11, 2011 to March 20, 2013.

(2) Jun Heng Park was appointed the Company’s Co-CEO and Co-President on October 15, 2012.

(3) Ho Seok Lee was appointed the Company’s CFO on October 15, 2012.

Employment Agreements with Executive Officers

On January 1, 2012, Co-CEO Jung Yong “John” Lee and Co-CEO Jun Heng Park both agreed to enter into a one year employment agreement with the Company. The agreed annual compensation is $200,000 for services.

 On October 15, 2012, CFO Hoseok “Bruce” Lee agreed to enter into a one year employment agreement with the Company. The agreed annual compensation is $100,000 for services.

On June 20, 2012, the Company issued 2,000,000 shares to Co-CEO Jung Yong “John” Lee, and 500,000 shares to Co-CEO Jun Heng Park as equity compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2012.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jung Yong Lee				$
$
Jun Heng Park				$

Ho Seok Lee				$

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jun Heng Park							-
Ho Seok Lee							-
Jeong youl Choi							-

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee.  Our entire board of directors participated in deliberations concerning  executive  officer compensation.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31,  2012.  The table shows the amount of shares owned by:

(1)     each  person known to us who owns beneficially more than five percent of the  outstanding shares of any class of the Company's stock, based on the number of  shares  outstanding  as  of  December  31,  2012;

(2)     Each of the Company’s Directors and Executive Officers; and

(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

IDENTITY OF PERSON OR GROUP	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENT OF SHARES BENEFICIALLY OWNED(1,2)	CLASS
Jung Yong Lee
Former CEO and President	5,500,000	9.69%	Common
Jun Heng Park
CEO and President	500,000	0.88%	Common
Ho Seok Lee
CFO / Director	0	0%	Common
Jeong youl Choi
Director	500,000	0.88%	Common

Officers and Directors as a group (4 persons)	6,500,000	11.45%	Common

(1)  The  percentage  of  shares  owned  is  based  on  57,277,397 shares being outstanding  as  of  March 11, 2013.  If  the beneficially owned shares of any individual  or  group in the above table include any options, warrants, or other rights  to purchase shares in the Company's stock, such right to purchase share (if  any)  is disclosed  by  footnote  below and the percentage of shares owned includes  such  shares  as  if  the  right  to purchase had been duly exercised.

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

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

As of December 31, 2012, the Company has a short-term loan payable to former CEO and Director Jung Yong “John” Lee for the amount of approximately $14,055.

The Company does not have any independent directors on its Board, as defined by the Nasdaq Stock Market.

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011
Audit fees	$12,750	$17,533
Audit-related fees		15,000
Tax fees
All other fees	7,500	13,500

Total fees	$20,250	$46,033

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Amended Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form 10 filed on December 10, 2008)
3.2	Restates Bylaws (Incorporated by reference to the Company’s Registration Statement on Form 10 filed on December 10, 2008)
10.1	Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated August 10, 2012 (incorporated by reference from the Company’s Quarterly Report on From 10-Q filed November 23, 2012)
10.2
Amendment to Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated October 13, 2012 (incorporated by reference from the Company’s Quarterly Report on From 10-Q filed November 23, 2012)

10.3	2010 Employee Stock Option Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed February 3, 2010)
10.4	Purchase Agreement between Leo Motors, Inc. and Leo BnT Co. Ltd. (incorporated by reference from the Company Current Report on Form 8-K filed on February 16, 2010)

10.5	Agreement between Leo Motors, Inc. and M&M Corp. dated March 26, 2010 (incorporated by reference from the Company’s Current Report on Form 8-K filed March 26, 2010)
10.6*	Employment Agreement between Leo Motors, Inc. and Jung Yong Lee dated January 1, 2012
16.1	Former Certified Public Accountant Dismissal Letter (incorporated by reference from the Company’s Current Report on Form 8-K filed September 25, 2012)
21*	List of Subsidiaries (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extention Schema
101.CAL**	XBRL Taxonomy Extention Calculation Linkbase
101.DEF**	XBRL Taxonomy Extention Definition Linkbase
101.LAB**	XBRL Taxonomy Extention Label Linkbase
101.PRE**	XBRL Taxonomy Extention Presentation Linkbase

* Filed herewith
**   The XBRL-related information in Exhibit 101 to this Registration Statement on Form 10K shall not be deemed “filed” or a part of this registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leo Motors, Inc.

April 15, 2013	By:	/s/
Jun Heng Park
Chief Executive Officer (Principal Executive Officer) and Director

April 15, 2013	By:	/s/
Ho Seok Lee
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/
Jun Heng Park	Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2013

/s/
Ho Seok Lee	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 15, 2013

/s/
Jeong youl Choi	Director	April 15, 2013

LEO MOTORS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011
 (Audited)

John Scrudato CPA
7 Valley View Drive
Califon, New Jersey 07830
(908)-534-0008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Leo Motors, Inc.

We have audited the accompanying balance sheet of Leo Motors, Inc. and subsidiaries (“the Company”) as of December31, 2012, and the related statements of operations and comprehensive income(loss), stockholders’ equity, and cash flows for the year ended from January 1, 2012 to December 31, 2012. These financial statements are the responsibility of the Company’s management. The financial statements of Leo Motors, Inc. as of December 31, 2011, before the restatement described in Note 12, were audited by other auditors whose report, dated April 11, 2012, expressed an unqualified opinion on those statements with an explanatory paragraph relating to the Company's ability to continue as a going concern. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Leo Motors, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

We also audited the adjustments described in Note 12 that were applied to restate the 2011 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company has incurred significant losses since inception of $16,246,397 and has a working capital deficit of $632,161. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey
March 25, 2013

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of December 31,
	2012	2011
	(Audited)	(Audited)
ASSETS
Cash and cash equivalents	$430,307	$880
Accounts receivable, net	0	86,244
Inventories	235,255	252,584
Prepayment to suppliers	303,457	359,251
Other current assets	600	2,505
Total Current Assets	969,619	701,464

Fixed assets, net	51,153	48,751
Deposit	76,091	95,906
Other non-current assets	57,166	56,905
Investments	270,000	483,741
Total Non-Current Assets	454,410	685,303

Total Assets	$1,424,029	$1,386,767

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$570,565	$1,016,083
Short term borrowings	240,000	433,651
Advance from customers	445,455	86,766
Due to related parties	187,372	1,434,583
Taxes payable	158,388	263,254
Total Current Liabilities	1,601,780	3,234,337

Accrued retirement benefits	91,671	52,378

Total Liabilities	1,693,451	3,286,715

Commitments	-	-

Stockholders' Deficit:
Common stock ($0.001 par value; 100,000,000 shares authorized; 56,763,623 and 50,233,115 shares issued and outstanding at December 31, 2012 and 2011	56,764	50,233
Additional paid-in capital	12,564,656	10,774,996
Accumulated other comprehensive income	764,406	470,876
Accumulated loss	(16,246,397)	(14,410,741)
Total Stockholders' Deficit attributable to LEO MOTORS, INC.	(2,860,571)	(3,114,636)

Non-controlling interest	2,591,149	1,214,688

Total Stockholders' Deficit	(269,422)	(1,899,948)

Total Liabilities and Stockholders' Deficit	$1,424,029	$1,386,767

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended December 31,
	2012	2011
	(Audited)	(Audited)
NET REVENUES	$25,605	$920,587

COST OF REVENUES	23,786	828,034

GROSS PROFIT	1,819	92,553

OPERATING EXPENSES:
Research and development	212,587	213,517
Selling, general and administrative	2,712,436	952,765

Total Operating Expenses	2,925,023	1,166,282

LOSS FROM OPERATIONS	(2,923,204)	(1,073,729)

SHARE OF LOSS OF AN UNCONSOLIDATED AFFILIATE	0	(326,396)

OTHER INCOME (EXPENSES)
Assets disposal gain, net	52,893	463,486
Debt Forgiveness	1,309,028	0
Impairment of Investment	0	(4,476,038)
Interest expense, net	(197,634)	(2,267)
Non-Operating (expense) income	(105,705)	(5,871)

Total Other Income (Expenses)	1,058,582	(4,020,690)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(1,864,622)	(5,420,815)

INCOME TAX EXPENSE	25,283	0

NET LOSS	$(1,889,905)	$(5,420,815)

Less: loss attributable to non-controlling interest	$(54,249)	$(158,653)

LOSS ATTRIBUTABLE TO LEO MOTORS, INC.	(1,835,656)	(5,262,162)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	293,530	43,966

COMPREHENSIVE LOSS ATTRIBUTABLE TO LEO MOTORS, INC.	$(1,542,126)	$(5,218,196)

NET LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.11)
Diluted	$(0.03)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	$53,869,865	$50,233,115
Diluted	$55,050,305	$50,909,827

See accompanying notes to consolidated financial statements.

LEO MOTORS, INC.
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012 and 2011
(AMOUNTS EXPRESSED IN US DOLLAR)

							(Audited)
	Common Stock		Additional		Accumulated Other	Non-	Total
	Number of		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Stocks	Amount	Capital	Loss	Income	Interest	Equity

Balance, January 1, 2011	50,833,115	50,833	10,543,396	(9,148,579)	426,910	1,373,341	3,245,901

Stock-based compensation	1,400,000	1,400	229,600	-	-	-	231,000

Common stock cancelled for	(2,000,000)	(2,000)	2,000	-	-	-	0

Impairment of investment - Leo B&T Corp.	-	-	-	4,476,038	-	-	4,476,038

Net loss for the year 2011	-	-	-	786,124	-	(158,653)	944,777

Foreign currency translation adjustment	-	-	-	-	43,966	-	43,966

Balance, December 31, 2011	50,233,115	$50,233	$10,774,996	$(14,410,741)	$470,876	$1,214,688	$(1,899,948)

Stock-based compensation	5,712,500	5,713	1,648,062	-	-	-	1,653,775

Stock Issued in payment of debt	818,008	818	141,598	-	-	-	142,416

Minority interest contributions	-	-	-	-	-	1,430,710	1,430,710

Net loss for the year 2012	-	-	-	(1,835,656)	-	(54,249)	(1,889,905)

Foreign currency translation adjustment	-	-	-	-	293,530		293,530

Balance, December 31, 2012	56,763,623	56,764	12,564,656	(16,246,397)	764,406	2,591,149	(269,422)

See accompanying notes to consolidated financial statements

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended December 31,
	2012	2011
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,889,905)	$(5,420,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,957	294,240
Share of loss of an unconsolidated affiliate	0	326,396
Stock-based compensation	1,653,775	231,000
Forgiveness of debt	(1,309,028)	-
Non-current assets disposal gain	-	(493,937)
Impairment of assets	-	4,476,038
Changes in assets and liabilities:
Accounts receivable	86,244	(134,605)
Inventories	17,329	802,249
Prepayment to suppliers	55,794	(31,335)
Other current assets	1,905	52,188
Accounts payable, other payables and accrued liability	(437,950)	(279,644)
Short term loans	(433,651)	-
Accrued retirement benefits	39,293	211
Advances from customers	358,689	(457,458)
Taxes payable	(104,866)	128,200
NET CASH USED IN OPERATING ACTIVITIES	(1,937,414)	(507,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment PDI	(270,000)	-
Purchase of equipment	(27,359)	(1,447)
Retirement B&T Investment	483,741	-
Increase in other non-current assets	19,554	-
NET CASH USED IN INVESTING ACTIVITIES	205,936	(1,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	394,441
Issuance of Notes Payable	240,000	-
Increase in minority interest	1,484,959	-
Issuance of common stock for debt	142,416	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,867,375	394,441

EFFECT OF EXCHANGE RATE ON CASH	293,530	43,966

NET INCREASE IN CASH AND CASH EQUIVALENTS	429,427	(70,312)

CASH AND CASH EQUIVALENTS - beginning of year	880	71,192

CASH AND CASH EQUIVALENTS - end of year	$430,307	$880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$120,718	$53,966
Income taxes	25,283	-

See accompanying notes to consolidated financial statements.

LEO MOTORS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2012 and 2011
(Audited)

NOTE 1 - COMPANY BACKGROUND

Company Business

Company is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

Background

Leo Motors, Inc, (the “Company”) was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shini Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007. Leozone has continued to operate as a separate subsidiary Leo Motors Ltd. Korea since that time.

On February 11, 2010, the Company acquired 50% of Leo B&T Corp.,(“B&T”) a Korean Corporation, from two shareholders of B&T in exchange for 7,000,000 shares of the Company’s common stock. This percentage was reduced to 30% in 2011. Additionally, this investment was written down through an impairment expense  during 2011 and the remaining investment was exchanged in 2012 for a return of Leo Motors stock.

On November 10, 2012 the Company and  PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., have signed a contract to supply an independent solar power system grafted with Leo Motors' E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company will have a 10% interest in the overall project.

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea where the Parent Company has significant control with a shareholders ownership percentage of 47.63 % at the end of December 31, 2012 and an ownership percentage of 51.42% at the end of 2011, respectively. All inter-company transactions and balances have been eliminated upon consolidation.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “ Derivatives and Hedging — Embedded Derivatives — Recognition. ” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income . ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income , and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended December 31, 2012 and December 31, 2011:

	For the years ended
	12/31/2012	12/31/2011

Net Income (Loss)	$(1,889,905)	$(5,420,815)

Weighted-average common stock Outstanding - basic	53,869,865	50,233,115
Equivalents
Stock options	-	676,712
Warrants	-	-
Convertible Notes	1,180,440	-

Weighted-average common shares outstanding- Diluted	55,050,305	50,909,827

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at September 30, 2012 was $ 187,372.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of December 31, 2012 and December 31, 2011, the balance of payments received in advance was $ 303,457 and $ 359,251, respectively.

NOTE 6 - SUBSEQUENT EVENTS

There are no reportable subsequent events.

NOTE 7 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $(16,246,397) as December 31, 2012. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at December 31, 2012 was $269,422 and its current liabilities exceeded its current assets by $592,161 on December 31, 2012. These negative trends have been consistent right up through the most current fiscal year, except for this quarter and the sale of their only major investment, respectively.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on March 31, 2011. The minimum obligations under such commitments for the years ending December 31, 2013 through December 31, 2016 are listed on the table below.

For the Year Ending	Amount

2013	$40,000
2014	$40,000
2015	$40,000
2015	$40,000
2016	$40,000

Total Commitment	$200,000

(b) Strategic Investment

On November 10, 2012 the Company and PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., have signed a contract to supply an independent solar power system grafted with Leo Motors' E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company has a commitment to raise $1,000,000 to fulfill its part of the contract for strategic investment. As of December 31, 2012 the company has invested $270,000 recorded as an investment using the cost method of accounting for their 10% interest in the project.

NOTE 9. ACCOUNTS RECEIVABLE

At December 31, 2012 and 2011, accounts receivable consisted of the following:

	31-Dec-12	31-Dec-11
	US$	US$
Accounts receivable	$0	$134,605
Less: Allowance for doubtful debts	0	48,361
Accounts receivable, net	$0	$86,244

NOTE 10. INVENTORIES

Inventories at December 31, 2012 and 2011 consist of the following:

	31-Dec-12	31-Dec-11
	US$	US$
Raw material	$230,582	$220,477
Work in process	4,673	32,107
Finished goods	-	-

	$235,255	$252,584

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Vehicles	$7,581	$0
Tools	12,906	4,000
Office	79,963	76,130
Facility equipment	95,132	88,093

Total property and equipment	195,582	168,223

Accumulated depreciation	(144,429)	(119,472)
Property and equipment, net	$51,153	$48,751

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $24,957 and $21,724, respectively.

NOTE 12 - RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The Company had a long term investment in Leo B&T Corp initially recorded using the equity method of accounting for investments. During 2012 it was determined from operating results of the investment that as of December 31, 2011 the Fair Market Value of the investment was impaired. Due to significant percentage of the impairment in relation to the overall investment and the overall financial statements it was determined to restate the financial results for 2012. The prior audited financial statements are presented here for comparative purposes with the only change being an impairment expense of $4,476,038 and a reduction of the investment recorded using the equity method for investments by that same amount.

NOTE 13 - INVESTMENTS

Our investments account consisted solely of our long term investment in Leo B&T Corp. as of December 31, 2011 for $ 483,741. This represented the Fair Market Value at that time. In January 2012 the investment was sold for that same amount reducing our investment account to zero. Later during 2012 the Company invested in a housing project in the Republic of the Congo which will use our E-Box power storage device. To date as of December 31, 2012, $270,000 has been invested with additional amounts to be added as described in note 8. This 10% interest has been recorded using the cost investment of accounting for investments.

NOTE 14 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels. During the year 2012 the Company paid off the December 31, 2011 short term borrowings of $ 433,651 and borrowed additional short term funds. As of December 31, 2012 the total amount of our short term borrowings was $240,000. This was comprised of a $40,000 note was subsequently converted into 513,774 shares of common stock in March 2013 to satisfy that obligation. Another note for $200,000 comprised the remaining balance of that account. This note is for twelve months with a zero percent stated interest rate. Additionally, upon completion of the note term it can be converted for 666,666 shares of our common stock.

NOTE 15. SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2012 and 2011, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.