Form 10-Q
period 2013-03-31
Leo Motors, Inc.
filed 2013-05-20
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2013, was 57,681,955 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended March 31, 2013

TABLE OF CONTENTS

 Leo Motors, Inc.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at March 31, 2013 (unaudited), and December 31, 2012 (audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2013, and (unaudited) March 31, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	3/31/2013	12/31/2012
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$3,257	$430,307
Inventories	304,317	235,255
Prepayment to suppliers	269,086	303,457
Short Term Advances	134,771	0
Other current assets	5,351	600
Total Current Assets	716,782	969,619

Fixed assets, net	58,157	51,153
Deposit	72,399	76,091
Other non-current assets	58,180	57,166
Investments	270,000	270,000
Total Non-Current Assets	458,736	454,410

Total Assets	$1,175,518	$1,424,029

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$511,183	$570,565
Short term borrowings	200,000	240,000
Advance from customers	453,492	445,455
Due to related parties	189,962	187,372
Taxes payable	144,548	158,388
Total Current Liabilities	1,499,185	1,601,780

Accrued retirement benefits	67,417	91,671

Total Liabilities	1,566,602	1,693,451

Commitments	-	-

Stockholders' Deficit:
Common stock ($0.001 par value; 100,000,000 shares authorized); 57,681,955 and 56,763,623 shares issued and outstanding at March 31, 2013 and December 31, 2012	57,682	56,764
Additional paid-in capital	12,665,995	12,564,656
Accumulated other comprehensive income	721,374	764,406
Accumulated loss	(16,370,620)	(16,246,397)
Total Stockholders' Deficit attributable to LEO MOTORS, INC.	(2,925,569)	(2,860,571)

Non-controlling interest	2,534,485	2,591,149

Total Stockholders' Deficirt	(391,084)	(269,422)

Total Liabilities and Stockholders' Deficit	$1,175,518	$1,424,029

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
NET REVENUES	$0	$5,782

COST OF REVENUES	0	4,166

GROSS PROFIT	0	1,616

OPERATING EXPENSES:
Research and development	8,671	13,458
Selling, general and administrative	103,135	136,078

Total Operating Expenses	111,806	149,536

LOSS FROM OPERATIONS	(111,806)	(147,920)

SHARE OF LOSS OF AN UNCONSOLIDATED AFFILIATE	0	0

OTHER INCOME (EXPENSES)
Assets disposal gain, net	0	0
Debt Forgiveness	0	0
Interest Income	5	0
Interest expense, net	(63,057)	0
Non-Operating (expense) income	(6,029)	(4,206)

Total Other Income (Expenses)	(69,081)	(4,206)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(180,887)	(152,126)

INCOME TAX EXPENSE	0	0

NET LOSS	$(180,887)	$(152,126)

LEO MOTORS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)
(CONTINUED)

Less: loss attributable to non-controlling interest	$(56,664)	$(34,988)

LOSS ATTRIBUTABLE TO LEO MOTORS, INC.	(124,223)	(117,138)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	(37,764)	(34,988)

COMPREHENSIVE LOSS ATTRIBUTABLE TO LEO MOTORS, INC.	$(161,987)	$(152,126)

NET LOSS PER COMMON SHARE:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	$57,069,734	$53,869,865
Diluted	$57,736,401	$55,050,305

See accompanying notes to consolidated financial statements.

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,887)	$(152,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,996	4,421
Share of loss of an unconsolidated affiliate	0	0
Stock-based compensation	0	0
Change in long term investments	0	25,000
Impairment of assets	0	0
Changes in assets and liabilities:
Accounts receivable	0	45,259
Inventories	(69,062)	(102,614)
Prepayment to suppliers	34,371	(9,175)
Other current assets	(4,751)	0
Accounts payable, other payables and accrued liability	(59,382)	25,228
Short term loans	(134,771)	196,066
Accrued retirement benefits	(24,254)	(6,084)
Advances from customers	8,037	0
Taxes payable	(13,840)	0
NET CASH USED IN OPERATING ACTIVITIES	(436,543)	25,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(15,000)	0
Increase in other non-current assets	0	0
NET CASH USED IN INVESTING ACTIVITIES	(15,000)	0

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	0	0
Payment of note payable	(40,000)	0
Issuance of common stock for debt	102,257	17,824
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,257	17,824

EFFECT OF EXCHANGE RATE ON CASH	(37,764)	(34,988)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(427,050)	8,811

CASH AND CASH EQUIVALENTS - beginning of year	430,307	880

CASH AND CASH EQUIVALENTS - end of year	$3,257	$9,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$0	$0
Income taxes	$0	$0

See accompanying notes to consolidated financial statements.

NOTE 1 - COMPANY BACKGROUND

Company Business

Company is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

Background

Leo Motors, Inc, (the “Company”) was originally incorporated as Classic Auto Accessories, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shini Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007. Leozone has continued to operate as a separate subsidiary Leo Motors Co. Ltd. of Korea since that time.

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea where the Parent Company has significant control with a shareholders ownership percentage of 57.69% at March 31, 2013 and an ownership percentage of 47.63% March 31, 2012, respectively. All inter-company transactions and balances have been eliminated upon consolidation.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2013, the Company had not experienced impairment losses on its long-lived assets.

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

Foreign Currency Translation And Comprehensive Income

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a recociliation of the computation for basic and diluted EPS for the three months ended March 31, 2013 and March 31, 2012:

	For the three months ended
	3/31/2013	3/31/2012

Net Income (Loss)	$(180,887)	$(152,126)

Weighted-average common stock Outstanding - basic	57,069,734	53,869,865
Equivalents
Stock options	-	1,180,440
Warrants	-	-
Convertible Notes	666,667	-
Weighted-average common shares outstanding- Diluted	57,736,401	55,050,305

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at March 31, 2013 was $ 189,962. Additionally during this past quarter the Company loaned money on a short term basis to one of its officers in its Korean subsidiary. The balance for this loan at March 31, 2013 was $134,771.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of March 31, 2013 and December 31, 2012, the balance of payments received in advance was $ 269,086 and $ 303,457, respectively.

NOTE 6 - SUBSEQUENT EVENTS

There are no reportable subsequent events.

NOTE 7 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $(16,370,620) as March 31, 2013. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at March 31, 2013 was $391,084 and its current liabilities exceeded its current assets by $782,403 on March 31, 2013. These negative trends have been consistent right up through the most current fiscal quarter, except for this quarter and the sale of their only major investment, respectively.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on March 31, 2016. The minimum obligations under such commitments for the full years ending December 31, 2013 through December 31, 2016 are listed on the table below.

Amount
For the Year Ending

2013	$30,000
2014	$40,000
2015	$40,000
2015	$40,000
2016	$40,000

Total Commitment	$190,000

(b) Strategic Investment

On November 10, 2012 the Company and PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., have signed a contract to supply an independent solar power system grafted with Leo Motors' E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company has a commitment to raise $1,000,000 to fulfill its part of the contract for strategic investment. As of March 31, 2013 the company has invested $270,000 recorded as an investment using the cost method of accounting for their 10% interest in the project.

NOTE 9 ACCOUNTS RECEIVABLE

At March 31, 2013 and December 31, 2012, accounts receivable consisted of the following:

	31-Mar-13	31-Dec-12
	US$	US$
Accounts receivable	$0	$0
Less: Allowance for doubtful accounts	0	0
Accounts receivable, net	$0	$0

NOTE 10. INVENTORIES

Inventories at March 31, 2013 and December 31, 2012 consist of the following:

	31-Mar-13	31-Dec-12
	US$	US$
Raw material	$0	$230,582
Work in process	0	4,673
Finished goods	304,317	0
	$304,317	$235,255

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2011
Vehicles	$7,581	$7,581
Tools	12,906	12,906
Office	79,963	79,963
Facility equipment	110,132	95,132

Total property and equipment	210,582	195,582

Accumulated depreciation	(152,425)	(144,429)
Property and equipment, net	$58,157	$51,153

Depreciation expense for the years ended March 31, 2013 and 2012 amounted to $7,996 and $4,421, respectively.

NOTE 12 - RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The Company had a long term investment in Leo B&T Corp. initially recorded using the equity method of accounting for investments. During 2012 it was determined from operating results of the investment that as of December 31, 2011 the Fair Market Value of the investment was impaired. Due to significant percentage of the impairment in relation to the overall investment and the overall financial statements it was determined to restate the financial results for 2012. The prior audited financial statements are presented here for comparative purposes with the only change being an impairment expense of $4,476,038 and a reduction of the investment recorded using the equity method for investments by that same amount.

NOTE 13 - INVESTMENTS

Our investments account consisted solely of our long term investment in Leo B&T Corp. as of December 31, 2011 for $ 483,741. This represented the Fair Market Value at that time. In January 2012 the investment was sold for that same amount reducing our investment account to zero. Later during 2012 the Company invested in a housing project in the Republic of the Congo which will use our E-Box power storage device. To date as of March 31, 2013, $270,000 has been invested with additional amounts to be added as described in note 8. This 10% interest has been recorded using the cost investment of accounting for investments.

NOTE 14 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels. During the year 2012 the Company paid off the December 31, 2011 short term borrowings of $ 433,651 and borrowed additional short term funds. As of March 31, 2013 the total amount of our short term borrowings was $200,000. This was comprised of one $200,000 note that can be converted into 666,667 shares of common stock. This note is for twelve months with a zero percent stated interest rate.

NOTE 15 - SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the quarters ended March 31, 2013 and 2012, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

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

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE “GOING CONCERN” ISSUES IN MIND.

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

Results of Operations - For the Three Months Ended March 31, 2013

Revenues

Sales for the quarter ended March 31, 2013 were $0 compared to $5,872 for the quarter ended March 31, 2012, a decrease of $5,782. The Company is currently devoting the majority of its resources into the E-Box and current sales have declined.

Cost of Sales

Costs of sales were $0 for the quarter ended March 31, 2013 compared to $4,166 for the quarter ending March 31, 2012, a decrease of $4,166. The Cost of sales in 2012 was consistent with prior years and zero for 2013, due to having no sales.

Gross Profit

Gross profit was $0 in the quarter ended March 31, 2013 compared to $1,616 for the quarter ending March 31, 2012, a decrease of $1,616. This is consistent with the lack of sales for the quarter ended March 31, 2013.

Expenses

During the quarter ended March 31, 2013, we incurred $8,671 in expenses, compared to $136,078 in the period ended March 30, 2012, a decrease of $32,943.

During the quarter ended March 31, 2013, we incurred $103,135 in research expenses, compared to $13,458 in the period ended March 31, 2012 a decrease of $4,787. Research expenses will always continue as part of our basic development of products and ideas. The overall percentage of R & D relative to our budget has remained constant.

Expenses for the period quarter consisted of the following:

	Three Months Ended
	March 31,	March 31,
Total General and Administrative Expenses:	2013	2012

Salaries and Benefits	$63,227	$49,434
Consulting and Service Fees	28,979	30,875
Selling, General and Administrative	10,929	55,769
Total	$103,135	$136,078

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

Not Applicable.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended March 31, 2013, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2013 we issued 248,756 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $15,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On March 8, 2013 we issued 265,018 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $15,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On March 19, 2013 we issued 404,558 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $12,500.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLSOURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 20, 2013
Leo Motors, Inc.
(Registrant)

	By:	/s/ Jung Heng Park
Jung Heng Park
Chief Executive Officer
(Principal Executive Officer)