Form 10-Q
period 2013-06-30
Leo Motors, Inc.
filed 2013-08-20
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2013 was 59,681,955 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended June 30, 2013

TABLE OF CONTENTS

 Leo Motors, Inc.
INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements:	1

	Condensed Consolidated Balance Sheets at June 30, 2013(unaudited), and December 31, 2012(audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Six and Three Months Ended June 30, 2013, (unaudited) and June 30, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	6/30/2013	12/31/2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,623	$430,307
Inventories	347,484	235,255
Prepayment to suppliers	241,318	303,457
Short term advances	14,873	0
Other current assets	12,651	600
Total Current Assets	617,949	969,619
Fixed assets, net	51,656	51,153
Deposit	70,499	76,091
Other non-current assets	56,653	57,166
Investments	720,000	270,000
Total Assets	$1,516,757	$1,424,029

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
(CONTINUED)

Liabilities and  Equity(Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$873,637	$570,565
Short term borrowings	200,000	240,000
Advance from customers	410,093	445,455
Due to related parties	172,727	187,372
Taxes payable	148,453	158,388
Total Current Liabilities	1,804,910	1,601,780
Accrued retirement benefits	65,647	91,671
Total Liabilities	1,870,557	1,693,451
Commitments Note 8	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 100,000,000 shares authorized); 59,681,955 and 56,763,623 shares issued and outstanding at June 30, 2013 and December 31, 2012	59,682	56,764
Additional paid-in capital	12,850,995	12,564,656
Accumulated other comprehensive income	703,388	764,406
Accumulated loss	(16,464,173)	(16,246,397)
Total Equity(Deficit) Leo Motors, Inc.	(2,850,108)	(2,860,571)
Non-controlling interest	2,496,308	2,591,149
Total Equity(Deficit)	(353,800)	(269,422)
Total Liabilities and Equity(Deficit)	$1,516,757	$1,424,029

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$24,386	$0	$18,603

Cost of Revenues	0	15,408	0	11,242

Gross Profit	0	8,978	0	7,361

Operating Expenses:
Research and development	20,623	11,800	11,952	9,704
Selling, general and administrative	215,645	361,718	112,510	214,278

Total Operating Expenses	236,268	373,518	124,462	223,982

Income(loss) from Continuing Operations	(236,268)	(364,540)	(124,462)	(216,621)

Other Income (Expenses)
Assets disposal gain, net	0	286,914	0	286,914
Debt Forgiveness	0	829,645	0	829,645
Interest expense	(130,052)	(134,381)	(66,995)	(134,381)
Non-Operating (expense) income	(2,807)	7,501	3,217	11,708

Total Other Income (Expenses)	(132,859)	989,679	(63,778)	993,886

Income(loss) from Continuing Operations Before Income Taxes	(369,127)	625,139	(188,240)	777,265

Income Tax Expense	0	0	0	0

Net Income(Loss)	$(369,127)	$625,139	$(188,240)	$777,265

LEO MOTORS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)
(CONTINUED)

Less: Income(loss) attributable to non-controlling interest	$(151,351)	$143,782	$(94,687)	$178,771

Net Income(Loss) Attributable To Leo Motors, Inc.	(217,776)	481,357	(93,553)	598,494

Other Comprehensive Income:
Net Income(loss)	$(369,127)	$625,139	$(188,240)	$777,265
Unrealized foreign currency translation gain	(60,978)	546	(23,214)	546

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(430,105)	$625,685	$(211,454)	$777,811
Net Loss per Common Share:
Basic	$(0.01)	$0.01	$(0.00)	$0.01
Diluted	$(0.01)	$0.01	$(0.00)	$0.01
Weighted Average Common Shares Outstanding:
Basic	$58,042,511	$51,758,532	$59,015,288	$52,683,948
Diluted	$59,222,951	$52,938,972	$60,195,528	$53,864,388

See accompanying notes to consolidated financial statements.

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(369,127)	$625,139
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,497	13,048
Foreign currency translation	61,018	546
Forgiveness of debt	0	(829,645)
Stock-based compensation	0	144,000
Gain on asset acquisition	0	(286,914)
Changes in assets and liabilities:
Accounts receivable	0	46,297
Inventories	(112,229)	(168,674)
Prepayment to suppliers	62,139	196,066
Other current assets	(19,483)	23,834
Accounts payable, other payables and accrued expenses	303,072	116,898
Short term loans	(40,000)	(351,976)
Accrued retirement benefits	(26,024)	(10,625)
Advances from customers	(35,362)	80,000
Taxes payable	(9,935)	(55,792)
Net cash used in operating activities:	(171,434)	(457,798)

Cash flows from investing activities:
Investment in equipment	(15,000)	(1,735)
Return of investment	0	25,000
Return of deposit	0	26,068
Investments with DRC	(263,000)	0
Investments in other non-current assets	6,105	56,399
Net cash provided(used) in investing activities:	(271,895)	105,732

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(CONTINUED)

Cash flows from financing activities:
Sale of treasury stock	0	370,937
Related party advance	14,645	0
Net cash provided(used) by financing activities:	14,645	370,937

NET DECREASE IN CASH AND CASH EQUIVALENTS	(428,684)	18,871

Cash and cash equivalents - beginning of period:	430,307	880

Cash and cash equivalents - end of period:	$1,623	$19,751

Supplemental disclosure of cash flow activities:
Cash paid for:
Interest	$0	$134,381
Income taxes	$0	$11,029
Supplemental disclosures of non cash activities:
Cash paid for:
Common stock issued for services	$0	$144,000
Debt forgiveness included as income	$0	$829,649
Common stock issued for investments	$187,000	$0
Conversion of debt for common stock	$102,257	$0

"See accompanying notes to consolidated financial statements"

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF JUNE 30, 2013 AND 2012
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

On February 15, 2013, the Company has signed a contract with Investconsult Group PTY Ltd. ("Investconsult"), an international law firm in Australia and its affiliate, Investconsult Group Vietnam, an international law firm in Vietnam to set up a special purpose company ("SPC") that will manage another housing project in DRC and fund a cost to secure loans for the entire project through issuance of a back up Sovereign Guarantee by the government of DRC.  The project includes design and construction of houses, ancillary facilities and general infrastructure in DRC.  The Company will have a 10% equity share in the SPC.  Also, the Company will supply an independent solar power system grafted with Leo Motors' E-Box power storage device for the project.

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a recociliation of the computation for basic and diluted EPS for the three months ended June 30, 2013 and June 30, 2012:

	For the six months ended
	6/30/2013	6/30/2012

Net Income (Loss)	$(369,127)	$625,139

Weighted-average common stock Outstanding - basic	58,042,511	51,758,532
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	1,180,440	1,180,440
Weighted-average common shares outstanding- Diluted	59,222,951	52,938,972

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its one of its officers in its Korean subsidiary for advances. Repayment is on demand without interest. The balance at June 30,  2013 was $ 172,727 and $187,372 at December 31, 2012.

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

NOTE 7 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $(16,464,173) as June 30, 2013. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at June 30, 2013 was $353,800 and its current liabilities exceeded its current assets by $1,186,961 on June 30, 2013. These negative trends have been consistent right up through the most current fiscal quarter, except for this quarter and the sale of their only major investment, respectively.

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

For the Year Ending	Amount

2013	$20,000
2014	40,000
2015	40,000
2015	40,000
2016	40,000

Total Commitment	$180,000

(b) Strategic Investment

On November 10, 2012 the Company and PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., have signed a contract to supply an independent solar power system grafted with Leo Motors' E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company has a commitment to raise $1,000,000 to fulfill its part of the contract for strategic investment. As of June 30, 2013 the company has invested $270,000 recorded as an investment using the cost method of accounting for their 10% interest in the project.

On February 15, 2013, the Company has signed a contract with Investconsult Group PTY Ltd. ("Investconsult"), an international law firm in Australia and its affiliate, Instestconsult Group Vietnam, an international law firm in Vietnam to set up a special purpose company ("SPC") that will manage another housing project in DRC and fund a cost to secure loans for the entire project through issuance of a back up Sovereign Guarantee by the government of DRC.  The project includes design and construction of houses, ancillary facilities and general infrastructure in DRC.  The Company will have a 10% equity share in the SPC.  Also, the Company will supply an independent solar power system grafted with Leo Motors' E-Box power storage device for the project.

NOTE 9 ACCOUNTS RECEIVABLE

At June 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	30-Jun-13	31-Dec-12
	US$	US$
Accounts receivable	$0	$0
Less: Allowance for doubtful debts	0	0
Accounts receivable, net	$0	$0

NOTE 10. INVENTORIES

Inventories at June 30, 2013 and December 31, 2012 consist of the following:

	30-Jun-13	31-Dec-12
	US$	US$
Raw material	$0	$230,582
Work in process	0	4,673
Finished goods	347,484	0
	$347,484	$235,255

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	30-Jun-13	31-Dec-12
Vehicles	$7,581	$7,581
Tools	12,906	12,906
Office	79,963	79,963
Facility equipment	110,132	95,132

Total property and equipment	210,582	195,582

Accumulated depreciation	(158,926)	(144,429)
Property and equipment, net	$51,656	$51,153

Depreciation expense for the periods ended June 30, 2013 and 2012 amounted to $14,497 and $13,048, respectively.

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

NOTE 13 - INVESTMENTS

On November 10, 2012, the Company and PDI C&D/RDC SPRL Inc ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., have signed a contract to supply an independent solar power system grafted with Leo Motors' E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC").  The Company will have a 10% interest in the overall project.

On February 15, 2013, the Company has signed a contract with Investconsult Group PTY Ltd. ("Investconsult"), an international law firm in Australia and its affiliate, Instestconsult Group Vietnam, an international law firm in Vietnam to set up a special purpose company ("SPC") that will manage another housing project in DRC and fund a cost to secure loans for the entire project through issuance of a back up Sovereign Guarantee by the government of DRC.  The project includes design and construction of houses, ancillary facilities and general infrastructure in DRC.  The Company will have a 10% equity share in the SPC.  Also, the Company will supply an independent solar power system grafted with Leo Motors' E-Box power storage device for the project.

NOTE 14 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels. As of June 30, 2013 the total amount of our short term borrowings was $200,000. This was comprised of one $200,000 note that can be converted into 666,667 shares of common stock. This note is for twelve months maturing March 31, 2014 with a zero percent stated interest rate.

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

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital. During this current year we have  not generating any sales and are dependent entirely on outside sources of capital

Results of Operations - For the Three Months Ended June 30, 2013

Revenues

Sales for the quarter ended June 30, 2013 were $0 compared to $18,603 for the quarter ended June 30, 2012, a decrease of $18,603. The Company is currently refocusing the majority of its resources into the E-Box and not short term current sales.

Cost of Sales

Costs of sales were $0 for the quarter ended June 30, 2013 compared to $11,242 for the quarter ending June 30, 2012, a decrease of $11,242. The Cost of sales in 2011 was consistent with prior years and zero for 2013 without any sales.

Gross Profit

Gross profit was $0 in the quarter ended June 30, 2013 compared to $7,361 for the quarter ending June 30, 2012, a decrease of $7,361. This is consistent with the lack of sales for the current quarter and the gross profit has also been consistent with prior periods.

Research and Development

During the quarter ended June 30, 2013, we incurred $11,952 in research expenses, compared to $9,704 in the period ended June 30, 2012 an increase of $2,248. Research expenses will always continue as part of our basic development of products and ideas. The overall percentage of R & D relative to our budget has remained constant.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
Total General and Administrative Expenses:	June 30, 2013	June 30, 2012

Salaries and Benefits	$65,049	$45,468
Consulting and Service Fees	29,033	16,799
Selling, General and Administrative	18,428	152,011
Total	$112,510	$214,278

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

Other Income (Expenses)

During the quarter ended June 30, 2013, we incurred $63,778 in net other expenses, compared to $993,886 other income in the period ended June 30, 2012 a decrease of $1,057,664. The net other income number from 2012 included debt forgiveness of $829,645 and asset disposal gains of $284,914. Interest expense was $66,995 in 2013 and $134,381 a decrease of $67,386 due interest conversions on notes in the 2012 quarter.

Net Income (Loss)

The net loss for the quarter ending June30, 2013 increased to $188,240 from a net income of $989,679 for the three months ending June 30, 2012. As outlined above the Company has cut back on its other operations in order to finish its E-Box project in the Republic of the Congo. The operational reduction was more than offset by beneficial conversion charges recorded as interest expense in the period caused by the conversion of notes payable into common stock.

Results of Operations - For the Six months Ended June 30, 2013

Revenues

Sales for the six months ended June 30, 2013 were $0 compared to $24,386 for the six months  ended June 30, 2012, a decrease of $24,386. The Company is currently devoting the majority of its resources into the E-Box and current sales have declined.

Cost of Sales

Costs of sales were $0 for the six months ended June 30, 2013 compared to $15,408 for the six months ending June 30, 2012, a decrease of $15,408. This decline was due to have no sales during the six month period ending June 30, 2013.

Gross Profit

Gross profit was $0 in the six months  ended June 30, 2013 compared to $8,978 for the six months ending June 30, 2012, a decrease of $8,978. This is consistent with the lack of sales  for the current quarter and the gross profit margin has been consistent with prior periods.

Research and Development

During the six months ended June 30, 2013, we incurred $20,623 in research expenses, compared to $11,800  in the six month period ended June 30, 2012 a decrease of $8,823. Research expenses will always continue as part of our basic development of products and ideas. The overall percentage of R & D relative to our budget has remained constant.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Six Months Ended
Total General and Administrative Expenses:	June 30, 2013	June 30, 2012

Salaries and Benefits	$108,038	$75,836
Consulting and Service Fees	44,639	28,021
Selling, General and Administrative	62,968	257,861
Total	$215,645	$361,718

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

Other Income (Expenses)

During the six months  ended June 30, 2013, we incurred $132,859 in net other expenses, compared to net other income of $989,679 in the six months period ended June 30, 2012 a decrease of $1,122,538. The net other income number from 2012 included debt forgiveness of $829,645 and asset disposal gains of $284,914. Interest expense was 130,052 in 2013 and $134,381 a decrease of $4,329 .

Net Income (Loss)

The net loss for the six months ending June 30, 2013 increased to $369,127 from a net profit of $623,139 for the six months ending June 30, 2012. As outlined above the Company has cut back on its other operations in order to finish its E-Box project in the Republic of the Congo. The operational reduction was more than offset by beneficial conversion charges recorded as interest expense in the period caused by the conversion of notes payable into common stock.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC. The Company has significant weaknesses just by the nature of its small size, they have a have a lack of separation of accounting as well as management duties. The Company is working on restructuring the accounting and reporting systems necessary to improve upon these weaknesses.

CHANGES IN INTERNAL CONTROLS

During the Quarter ended June 30, 2013, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLSOURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 20, 2013
Leo Motors, Inc.
(Registrant)

	By:	/s/ Jun Heng Park
Jun Heng Park
Chief Executive Officer