Form 10-Q
period 2013-09-30
Leo Motors, Inc.
filed 2013-11-14
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2013 was 59,681,955 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended September 30, 2013

TABLE OF CONTENTS

 Leo Motors, Inc.
INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements:	1

	Condensed Consolidated Balance Sheets at September 30, 2013(unaudited), and December 31, 2012(audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Nine and Three Months Ended September 30, 2013, (unaudited) and September 30, 2012 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	9/30/2013	12/31/2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,885	$430,307
Inventories	408,919	235,255
Prepayment to suppliers	259,595	303,457
Short term advances	19,399	0
Other current assets	2,783	600
Total Current Assets	692,581	969,619
Fixed assets, net	46,287	51,153
Deposit	70,499	76,091
Other non-current assets	58,962	57,166
Investments	720,000	270,000
Total Assets	$1,588,329	$1,424,029

Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,115,627	$570,565
Short term borrowings	200,000	240,000
Advance from customers	410,093	445,455
Due to related parties	172,727	187,372
Taxes payable	135,928	158,388
Total Current Liabilities	2,034,375	1,601,780
Accrued retirement benefits	65,647	91,671
Total Liabilities	2,100,022	1,693,451
Commitments	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 100,000,000 shares authorized); 59,681,955 and 56,763,623 shares issued and outstanding at September 30, 2013 and December 31, 2012	59,682	56,764
Additional paid-in capital	12,850,995	12,564,656
Accumulated other comprehensive income	760,943	764,406
Accumulated loss	(16,535,468)	(16,246,397)
Total Equity(Deficit) Leo Motors, Inc.	(2,863,848)	(2,860,571)
Non-controlling interest	2,352,155	2,591,149
Total Equity(Deficit)	(511,693)	(269,422)
Total Liabilities and Equity(Deficit)	$1,588,329	$1,424,029

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Nine Months Ended		For the Three Months Ended
	30-Sep-13	30-Sep-12	30-Sep-13	30-Sep-12
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$25,301	$0	$915

Cost of Revenues	0	20,117	0	709

Gross Profit	0	5,184	0	206

Operating Expenses	395,178	579,112	158,910	209,594

Income(loss) from Continuing Operations	(395,178)	(573,928)	(158,910)	(209,388)

Other Income (Expenses)
Assets disposal gain, net	0	237,306	0	0
Debt Forgiveness	0	829,645	0	0
Interest expense	(130,052)	(118,653)	0	(15,728)
Non-Operating (expense) income	(2,835)	17,109	(28)	41,064

Total Other Income (Expenses)	(132,887)	965,407	(28)	25,336

Income(loss) from Continuing Operations Before Income Taxes	(528,065)	391,479	(158,938)	(184,052)

Income Tax Expense	0	0	0	0

Net Income(Loss)	$(528,065)	$391,479	$(158,938)	$(184,052)

Income(loss) attributable to non-controlling interest	$(238,994)	$(143,782)	$(87,643)	$(178,771)

Net Income(Loss) Attributable To Leo Motors, Inc.	(289,071)	535,261	(71,295)	(5,281)

Other Comprehensive Income:
Net Income(loss)	$(289,071)	$535,261	$(71,295)	$(5,281)
Unrealized foreign currency translation gain	(3,463)	546	(19)	546

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(292,534)	$535,807	$(71,314)	$(4,735)
Net Loss per Common Share:
Basic	$(0.009)	$0.007	$(0.003)	$(0.003)
Diluted	$(0.009)	$0.007	$(0.003)	$(0.003)
Weighted Average Common Shares Outstanding:
Basic	$58,588,992	$53,065,337	$59,681,955	$53,065,337
Diluted	$59,255,659	$54,245,777	$60,348,622	$54,245,777

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(528,065)	$535,261
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,866	16,674
Debt discount	62,257	0
Foreign currency translation	(3,463)	546
Forgiveness of debt	0	(829,645)
Stock-based compensation	0	213,300
Gain on asset acquisition	0	(286,914)
Change in long term investment	0	104,432
Changes in assets and liabilities:
Accounts receivable	0	45,361
Inventories	(173,664)	(255,464)
Prepayment to suppliers	43,862	132,343
Other current assets	(2,183)	(41,065)
Accounts payable, other payables and accrued expenses	545,062	32,819
Accrued retirement benefits	(26,024)	(9,648)
Advances from customers	(35,362)	56,218
Taxes payable	(22,460)	(51,541)
Net cash used in operating activities:	(120,174)	(337,323)

Cash flows from investing activities:
Investment in equipment	(15,000)	(121,614)
Return of investment	0	26,809
Return of deposit	0	63,739
Investments in DRC	(263,000)	0
Other Investments	3,796	715
Net cash provided(used) in investing activities:	(274,204)	(30,351)

Cash flows from financing activities:
Common stock issuance	0	282,544
Payments on notes	(34,044)	(149,886)
Proceeds from loans	0	290,053
Sale of treasury stock	0	(50,976)
Related party advance	0	45,822
Net cash provided(used) by financing activities:	(34,044)	417,557

NET DECREASE IN CASH AND CASH EQUIVALENTS	(428,422)	49,883

Cash and cash equivalents - beginning of year	430,307	880

Cash and cash equivalents - end of year	$1,885	$50,763

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(CONTINUED)

Supplemental disclosure of cash flow activities:
Cash paid for:
Interest	$0	$0
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Cash paid for:
Common stock issued for services	$0	$213,300
Debt forgiveness included as income	$0	$829,649
Common stock issued for investments	$187,000	$0
Conversion of debt for common stock	$102,257	$0

"See accompanying notes to consolidated financial statements"

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2013, the Company had not experienced impairment losses on its long-lived assets.

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the three months ended September 30, 2013 and September 30, 2012:

	For the nine months ended
	9/30/2013	9/30/2012

Net Income (Loss)	$(528,065)	$391,479

Weighted-average common stock Outstanding - basic	58,588,992	53,065,337
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	666,667	1,180,440
Weighted-average common shares outstanding- Diluted	59,255,659	54,245,777

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its one of its officers in its Korean subsidiary for advances. Repayment is on demand without interest. The balance at September 30,  2013 was $ 172,727 and $187,372 at December 31, 2012.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of September 30, 2013 and December 31, 2012, the balance of payments received in advance was $ 259,595 and $ 303,457, respectively.

NOTE 6 - SUBSEQUENT EVENTS

There are no reportable subsequent events.

NOTE 7 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $(16,535,468) as September 30, 2013. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at September 30, 2013 was $511,693 and its current liabilities exceeded its current assets by $1,341,794 on September 30, 2013. These negative trends have been consistent right up through the most current fiscal quarter, except for this quarter and the sale of their only major investment, respectively.

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on March 31, 2016. The minimum obligations under such commitments for the years ending December 31, 2013 through December 31, 2016 are listed on the table below.

For the Year Ending	Amount

2013	$10,000
2014	40,000
2015	40,000
2015	40,000
2016	40,000

Total Commitment	$170,000

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

NOTE 9 ACCOUNTS RECEIVABLE

At September 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	30-Sep-13	31-Dec-12
	US$	US$
Accounts receivable	$0	$0
Less: Allowance for doubtful debts	0	0
Accounts receivable, net	$0	$0

NOTE 10. INVENTORIES

Inventories at September 30, 2013 and December 31, 2012 consist of the following:

	30-Sep-13	31-Dec-12
	US$	US$
Raw material	$0	$230,582
Work in process	408,919	4,673
Finished goods	0	0
	$408,919	$235,255

NOTE 11 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	30-Sep-13	31-Dec-12
Vehicles	$7,581	$7,581
Tools	12,906	12,906
Office	79,963	79,963
Facility equipment	110,132	95,132

Total property and equipment	210,582	195,582

Accumulated depreciation	(164,295)	(144,429)
Property and equipment, net	$46,287	$51,153

Depreciation expense for the periods ended September 30, 2013 and 2012 amounted to $19,866 and $16,674, respectively.

  LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

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

NOTE 14 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels. As of September 30, 2013 the total amount of our short term borrowings was $200,000. This was comprised of one $200,000 note that can be converted into 666,667 shares of common stock. This note is for twelve months maturing March 31, 2014 with a zero percent stated interest rate.

NOTE 15 - SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the quarters ended September 30, 2013 and 2012, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

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

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE “GOING CONCERN” ISSUE IN MIND.

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

The specific goals of the Company over the next twelve months include:
  Focus on the capitalization of the Company;
  Focus on the sale of the e-Box;
  Complete the build out of the manufacturing plant for the e-Box;
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

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital. During this current year we have not generated any sales and are dependent entirely on outside sources of capital

Results of Operations - For the Nine months Ended September 30, 2013

Revenues

Sales for the nine months ended September 30, 2013 were $0 compared to $25,301 for the nine months ended September 30, 2012, a decrease of $25,301. The Company is currently devoting the majority of its resources into development and monetization of the E-Box and, accordingly, current sales have declined.

Cost of Sales

Costs of sales were $0 for the nine months ended September 30, 2013 compared to $20,117 for the nine months ended September 30, 2012, a decrease of $20,117. The Cost of sales in 2012 was consistent with prior years and zero for 2013 period due to a lack of sales.

Gross Profit

Gross profit was $0 in the nine months ended September 30, 2013 compared to $5,184 for the nine months ended September 30, 2012, a decrease of $5,184. This is consistent with the lack of sales for the current quarter and the gross profit margin has been consistent with prior periods.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Nine Months Ended
Total General and Administrative Expenses:	September 30, 2013	September 30, 2012

Salaries and Benefits	$240,168	$192,390
Consulting and Service Fees	56,845	200,822
Selling, General and Administrative	98,165	185,900
Total	$395,178	$579,112

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

Other Income (Expenses)

During the nine months ended September 30, 2013, we incurred $132,859 in net other expenses, compared to net other income of $989,679 in the nine months ended September 30, 2012 a decrease of $1,122,538. The net other income number from 2012 included debt forgiveness of $829,645 and asset disposal gains of $237,306. Interest expense was 130,052 in 2013 and $118,653 an increase of $11,399.

Net Income (Loss)

The net loss for the nine months ended September 30, 2013 increased to $528,065 from a net profit of $391,479 for the nine months ended September 30, 2012. As outlined above the Company has cut back on its other operations in order to finish its E-Box project in the Republic of the Congo. Our 2012 net income was largely the result of unusual items not duplicated in 2013. The Company continues to run minimal normal operations other than its E-Box development.

Results of Operations - For the Three Months Ended September 30, 2013

Revenues

Sales for the quarter ended September 30, 2013 were $0 compared to $915 for the quarter ended September 30, 2012, a decrease of $915. The Company is currently refocusing the majority of its resources into development and monetization of the E-Box and and not short term current sales.

Cost of Sales

Costs of sales were $0 for the quarter ended September 30, 2013 compared to $709 for the quarter ending September 30, 2012, a decrease of $709. The Cost of sales in 2012 was consistent with prior years and zero for 2013, due to a lack of sales.

Gross Profit

Gross profit was $0 in the quarter ended September 30, 2013 compared to $206 for the quarter ending September 30, 2012, a decrease of $206. This is consistent with the lack of sales for the current quarter and the gross profit has also been consistent with prior periods.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
Total General and Administrative Expenses:	September 30, 2013	September 30, 2012

Salaries and Benefits	$111,507	$69,627
Consulting and Service Fees	12,206	72,687
Selling, General and Administrative	35,197	67,280
Total	$158,910	$209,594

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

Other Income (Expenses)

During the quarter ended September 30, 2013, we incurred $28 in net other expenses, compared to $25,336 other income in the period ended September 30, 2012 a decrease of $25,264. Interest expense was $0 in 2013 and $15,728 a decrease of $15,728  due interest conversions on notes in the 2012 quarter.

Net Income (Loss)

The net loss for the quarter ending September 30, 2013 decreased to $158,938 from a net loss of $184,052 for the three months ending September 30, 2012. As outlined above the Company has cut back on its other operations in order to finish its E-Box project in the Republic of the Congo.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are ineffective as of September 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2013, our internal control over financial reporting were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2013, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLSOURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 14, 2013
Leo Motors, Inc.
(Registrant)

By:
Jun Heng Park
Chief Executive Officer