Form 10-K
period 2013-12-31
Leo Motors, Inc.
filed 2014-03-31
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, was $4,763,074. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 11, 2014, there were 80,383,662  shares of common stock outstanding.

LEO MOTORS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Recent Business Developments

In the last year the Company has focused its development, marketing and sales efforts on the E-Box. The E-Box is an electric power storage box ranging from 3kW to 50kW for use in homes.

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

The Company has also recently acquired a small share (2.84%) of LGM Co., Ltd. in Korea to penetrate the electric boat market.  LGM is a company focusing on developing electric boats.  In coming months, the Company is planning to work more closely with LGM and acquire more ownership as its capital permits.

Corporate History

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

Business Strategy

The specific goals of the Company over the next twelve months include:

•Focus on the capitalization of the Company;
•Focus on the sale of the e-Box;
•Complete the build out of the manufacturing plant for the e-Box;
•Continue with R&D of our EV’s and related products as capital permits.

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

Employees

We currently have 8 employees to manage the ongoing operation, though it is expected that selective hires will be made to allow us to manage ongoing clinical trials.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

None.

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

PART  II

ITEM  5.     MARKET  FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

MARKET  INFORMATION

Our common  stock  is  quoted  in  United  States  on the OTCQB, maintained by the OTC Markets Group.  There can be no assurance that a regular trading market will develop or if developed, may not be sustained. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company’s common stock, as reported by the OTCQB.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

MARKET PRICE

Period	High	Low
First Quarter 2013	$0.19	$0.0565
Second Quarter 2013	$0.15	$0.06
Third Quarter 2013	$0.095	$0.027
Fourth Quarter 2013	$0.16	$0.0225

Period	High	Low
First Quarter 2012	$0.52	$0.13
Second Quarter 2012	$0.95	$0.17
Third Quarter 2012	$0.43	$0.16
Fourth Quarter 2012	$0.28	$0.11

As of March 11, 2014, we had approximately 903 stockholders of record.

Transfer Agent

Our transfer agent is Madison Stock Transfer, Inc., Brooklyn, New York.

Dividend Policy

The  Company  has not issued any dividends on the common stock to date, and does not  intend  to  issue any dividends on the common stock in the near future.  We currently intend to use all profits to further the growth and development of the Company.

Unregistered Sales of Equity Securities

During the year ended December 31, 2013, and in the subsequent period through the date hereof the Company made the following issuances of unregistered securities:

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

On May 28, 2013 we issued 2,000,000 shares for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On November 1, 2013, we issued 2,651,706 shares to Joung Dai Lee  as compensation. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

In March  2013,  we issued 4,000,000 shares to Vynewood Group Limited in conversion of outstanding debt in the amount of $200,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On November 4, 2013 we issued 1,000,000 shares to Darrin M. Ocasio for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On November 26, 2013 we issued 500,000 shares to Princeton Research, Inc. for consulting services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

Recent Business Developments

The Company has focused its development, marketing and sales efforts on the E-Box. The E-Box is an electric power storage box ranging from 3kW to 50kW for use in homes.

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

The Company has also recently acquired a small share (2.84%) of LGM Co., Ltd. in Korea to penetrate the electric boat market.  LGM is a company focusing on developing electric boats.  In coming months, the Company is planning to work more closely with LGM and acquire more ownership as its capital permits.

Results of Operations for the Twelve Months Ended December 31, 2013 compared to the Twelve Months Ended Decembers 31, 2012

Sales for the year ended December 31, 2013 were $0 compared to $25,605 for the year ended December, 2012. Costs of sales were $0 and gross profit was $0 in the year ended December 31, 2013 compared to $23,786 as costs of sales and gross profit of $1,819 in the same period in 2012.The decrease in sales for the most recent fiscal year is attributable to decrease in the sales of merchandise reflecting current market conditions. The Company is currently involved in projects designed to expand its reach into new markets.

Operating Expenses

During the year ended December 31, 2013, we incurred $882,541 in expenses, compared to $2,925,023 in the period ended December 31, 2012. The increase in expenses for this current year is attributable to a decrease in salaries and benefits as detailed in the table below. With zero sales in the current year the company dramatically scaled back wages.  Selling, general and administrative cost remained relatively stable between 2013 and 2012.

Expenses for the fiscal year 2013 and 2012 consisted of the following:

	Year Ended
Expenses:	December 31, 2013	December 31 2012

Salaries and Benefits	$358,381	$1,410,525
Consulting and Service Fees	$276,513	$652,140
Research and Development	$65,070	$212,587
Selling, General and Administrative	$182,577	$649,771

Total	$882,541	$2,925,023

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

Other Income (Expenses)

During the year ended December 31, 2013 the company had net non operating expense of $362,062 and for the year ended December 31, 2012  net non operating income of $1,058,582, a decrease of $1,420,644. During the 2012 fiscal year the Company had a net non operating income largely from the result of the forgiveness of debt  for $1,309,028.  There were also stock sold for a profit of $52,893. These gains were offset in part by interest expense of $136,775 in 2013 and $197,634 in 2012 and miscellaneous items.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total assets at December 31, 2013 were $258,958 and total current liabilities were $1,653,390, all of which were current.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(16,878,568) as of December 31, 2013.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2013, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.  A material  weakness is a deficiency, or a combination of control deficiencies, in internal  control  over  financial  reporting  such  that  there is a reasonable possibility  that  a  material  misstatement  of our annual or interim financial statements  will  not  be  prevented  or  detected  on  a  timely  basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER  INFORMATION

None.

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTOR  AND  EXECUTIVE  OFFICER  SUMMARY

The following persons are our executive officers and directors as of March 31, 2014, and hold the positions set forth opposite their respective names.

NAME OF DIRECTOR OR OFFICER	AGE	POSITION

Jun Heng Park	46	Co-Chief Chief Executive Officer, President and Co-Chairman
Shi Chul (Robert) Kang	53	Co-Chief Executive Officer and Co-Chairman
Thomas Cheong	47	Chief Financial Officer and Director
Jeong youl Choi	47	Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

Jun Heng Park – Co-Chief Executive Officer, President and Co-Chairman

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

Shi Chul (Robert) Kang – Co-Chief Executive Officer and Co-Chairman

Dr. Kang holds a Ph. D. degree in marketing and has worked in international advertising and corporate marketing areas for more than 30 years. He began his career at Oricom, the largest advertising agency in Korea and a McCann Ericson affiliate. He founded Ad Express and On&Off and managed the firms for 11 years. He served as president of Pico North Asian, a multinational global event marketing company in Hong Kong. Dr. Kang previously served as the Company’s CEO and interim CFO from 2008 to 2011. Currently, he is working as the chairman of Talent Donation Consultant Association and Head Professor of Business Consultant Starter School of the City Government of Seoul. Dr. Kang will focus on business development and financing of Leo Motors.  Dr. Kang received his BS in literature from Korea University, his MA in advertising from University of Oregon, and his Ph. D. in marketing from Dongguk University in Korea.

Thomas Cheong – Chief Financial Officer

Mr. Cheong has a broad spectrum of experiences including management, finance, marketing, international sales with a strong background in IT. Prior to his positions with the Company, he spent the past eleven years in key management positions at RNTS Media, Unitech, CCMedia, Netpia, CKGlobal, FineFuture and HackersLab in Korea.  He holds a Bachelor of Science in Computer Science from McMaster University, Canada, and Master of International Business Studies from University of South Carolina.

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

Director independence

As all of the Company's directors are employees of the Company, the Company does not have any independent directors on its Board, as defined Nasdaq Stock Market.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM  11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last two completed fiscal years. We refer to all of these officers collectively as our “named executive officers.”

Position	Year	Salary	Awards		Awards		Comp	Total
Jung Yong Lee (1)	2013	$0	$	Nil	$	Nil	$	$
Former President, CEO	2012	$200,000	$	Nil	$	Nil	$		$200,000

Jun Heng Park (2)	2013	$400,000	$	Nil	$	Nil	$	$
President and Co-CEO	2012	$200,000	$	Nil	$	Nil	$		$200,000

Ho Seok Lee (3)	2013	$50,000	$	Nil	$	Nil	$	$
Former Chief Financial Officer	2012	$100,000	$	Nil	$	Nil	$		$100,000

Thomas Cheong (4)	2013	$150,000	$	Nil	$	Nil	$	$
Chief Financial Officer	2012

Shi Chul Kang (5)	2013	$70,000	$	Nil	$	Nil	$	$
Co-CEO	2012

(1) Jung Yong Lee was the Company's President and CEO from March 11, 2011 to March 20, 2013.

(2) Jun Heng Park was appointed the Company’s Co-CEO and Co-President on October 15, 2012.

(3) Ho Seok Lee was the Company’s CFO from October 15, 2012 until July 24, 2013.

(4) Thomas Cheong was appointed the Company’s CFO on July 24, 2013.

(5) Shi Chul Kang was appointed Co-Ceo on November 4, 2013.

Employment Agreements with Executive Officers

On January 1, 2013, Co-CEO Jun Heng Park agreed to enter into a one year employment agreement with the Company. The agreed annual compensation is $400,000 for services.

 On June 1, 2013, CFO Thomas Cheong agreed to enter into a one year employment agreement with the Company. The agreed annual compensation is $300,000 for services.

On November  4, 2013, Co-CEO Shi Chul Kang agreed to enter into a one year employment agreement with the Company. The agreed annual compensation is $400,000 for services.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2013.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jung Yong Lee									$
$
Jun Heng Park									$

Ho Seok Lee									$
$
Thomas Cheong									$

Shi Chul Kang									$

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jun Heng Park							-
Ho Seok Lee							-
Jeong youl Choi							-
Thomas Cheong							-
Shi Chul Kang							-

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee.  Our entire board of directors participated in deliberations concerning  executive  officer compensation.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 11, 2014.  The table shows the amount of shares owned by:

(1)     each  person known to us who owns beneficially more than five percent of the  outstanding shares of any class of the Company's stock, based on the number of  shares  outstanding  as  of  March 11,  2014;

(2)     Each of the Company’s Directors and Executive Officers; and

(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.
IDENTITY OF PERSON OR GROUP	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENT OF SHARES BENEFICIALLY OWNED(1,2)	CLASS
Vynewood Group Limited
Shareholder	4,000,000	5.90%	Common

Jun Heng Park
Co-CEO and President	7,600,000	9.454%	Common

Shi Chul Kang
Co-CEO	1,700,000	2.114%	Common

Thomas Cheong
CFO / Director	1,500,000	1.866%	Common

Jeong youl Choi
Director	3,600,000	4.478%	Common

Officers and Directors as a group (4 persons)	14,400,000	17.912%	Common

Jung Yong Lee
Former CEO and President	800,000	0.995%	Common

(1)  The  percentage  of  shares  owned  is  based  on 80,383,662 shares being outstanding  as  of  March 11, 2014.  If  the beneficially owned shares of any individual  or  group in the above table include any options, warrants, or other rights  to purchase shares in the Company's stock, such right to purchase share is disclosed  by  footnote  below and the percentage of shares owned includes  such  shares  as  if  the  right  to purchase had been duly exercised.

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

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012
Audit fees	$14,750	$12,750
Audit-related fees
Tax fees
All other fees	7,500	7,500

Total fees	$22,250	$20,250

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Amended Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form 10 filed on December 10, 2008)
3.2	Restates Bylaws (Incorporated by reference to the Company’s Registration Statement on Form 10 filed on December 10, 2008)
10.1	Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated August 10, 2012 (incorporated by reference from the Company’s Quarterly Report on From 10-Q filed November 23, 2012)
10.2
Amendment to Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated October 13, 2012 (incorporated by reference from the Company’s Quarterly Report on From 10-Q filed November 23, 2012)

10.3	2010 Employee Stock Option Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed February 3, 2010)
10.4	Purchase Agreement between Leo Motors, Inc. and Leo BnT Co. Ltd. (incorporated by reference from the Company Current Report on Form 8-K filed on February 16, 2010)
10.5	Agreement between Leo Motors, Inc. and M&M Corp. dated March 26, 2010 (incorporated by reference from the Company’s Current Report on Form 8-K filed March 26, 2010)
10.6	Employment Agreement between Leo Motors, Inc. and Jung Yong Lee dated January 1, 2012 (incorporated by reference from the Company Annual Report on Form 10-K filed on April 16, 2013)
16.1	Former Certified Public Accountant Dismissal Letter (incorporated by reference from the Company’s Current Report on Form 8-K filed September 25, 2012)
21	List of Subsidiaries (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extention Schema
101.CAL	XBRL Taxonomy Extention Calculation Linkbase
101.DEF	XBRL Taxonomy Extention Definition Linkbase
101.LAB	XBRL Taxonomy Extention Label Linkbase
101.PRE	XBRL Taxonomy Extention Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leo Motors, Inc.

March 31, 2014	By:	/s/ Jun Heng Park
Jun Heng Park
Chief Executive Officer (Principal Executive Officer) and Director

March 31, 2014	By:	/s/ Thomas Cheong
Thomas Cheong
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jun Heng Park
Jun Heng Park	Co-Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2014

/s/ Thomas Cheong
Thomas Cheong	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 31, 2014

/s/ Shi Chul Kang		March 31, 2014
Shi Chul Kang	Co-Chief Executive Officer

/s/ Jeong youl Choi
Jeong youl Choi	Director	March 31, 2014

LEO MOTORS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011
 (Audited)

John Scrudato CPA
7 Valley View Drive
Califon, New Jersey 07830
(908)-534-0008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Leo Motors, Inc.

We have audited the accompanying balance sheet of Leo Motors, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Leo Motors, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations, stockholders' equity, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company has incurred significant losses since inception of $16,871,850. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey
March 20, 2014

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	12/31/2013	12/31/2012
	(Audited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,774	$430,307
Inventories	0	235,255
Prepayment to suppliers	197,973	303,457
Short term advances	4,900	0
Other current assets	563	600
Total Current Assets	205,210	969,619
Fixed assets, net	35,996	51,153
Deposit	76,321	76,091
Other non-current assets	63,831	57,166
Investments	762,000	270,000
Total Assets	$1,143,358	$1,424,029

Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$840,604	$865,096
Short term borrowings	29,752	240,000
Advance from customers	435,439	445,455
Due to related parties	150,637	187,372
Taxes payable	143,210	158,388
Total Current Liabilities	1,599,642	1,896,311
Accrued retirement benefits	62,036	91,671
Total Liabilities	1,661,678	1,987,982
Commitments	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 100,000,000 shares authorized); 67,833,662 and 56,763,623 shares issued and outstanding at December 31, 2013 and 2012.	67,834	56,764
Additional paid-in capital	13,290,081	12,564,656
Accumulated other comprehensive income	468,330	469,875
Accumulated loss	(16,871,850)	(16,246,397)
Total Equity(Deficit) Leo Motors, Inc.	(3,045,605)	(3,155,102)
Non-controlling interest	2,527,285	2,591,149
Total Equity(Deficit)	(518,320)	(563,953)
Total Liabilities and Equity(Deficit)	$1,143,358	$1,424,029

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$0	$25,605

Cost of Revenues	0	23,786

Gross Profit	0	1,819

Operating Expenses	875,901	2,925,023

Income(loss) from Continuing Operations	(875,901)	(2,923,204)

Other Income (Expenses)
Assets disposal gain, net	0	52,893
Debt Forgiveness	0	1,309,028
Interest expense	(136,775)	(197,634)
Non-Operating (expense) income	(225,287)	(105,705)

Total Other Income (Expenses)	(362,062)	1,058,582

Income(loss) from Continuing Operations Before Income Taxes	(1,237,963)	(1,864,622)

Income Tax Expense	6,640	25,283

Net Income(Loss)	$(1,244,603)	$(1,889,905)

Income(loss) attributable to non-controlling interest	$(612,432)	$(54,249)

Net Income(Loss) Attributable To Leo Motors, Inc.	(632,171)	(1,835,656)

Other Comprehensive Income:
Net Income(loss)	$(625,453)	$(1,835,656)
Unrealized foreign currency translation gain	(1,545)	(1,001)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(626,998)	$(1,836,657)
Net Loss per Common Share:
Basic	$(0.02)	$(0.04)
Weighted Average Common Shares Outstanding:
Basic and Diluted	$60,220,851	$53,869,865

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,244,603)	$(1,889,905)
Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	15,157	24,957
Share of loss of an unconsolidated affiliate	0	54,249
Debt discount	(53,748)	0
Foreign currency translation	(1,545)	(1,001)
Forgiveness of debt	0	(479,383)
Stock-based compensation	203,490	1,653,775
Changes in assets and liabilities:
Accounts receivable	0	86,244
Inventories	235,255	17,329
Prepayment to suppliers	105,484	55,794
Other current assets	(4,863)	1,905
Accounts payable, other payables and accrued expenses	(78,613)	(437,950)
Accrued retirement benefits	(29,635)	39,293
Advances from customers	(10,016)	358,689
Taxes payable	(15,178)	(104,866)
Net cash used in operating activities:	(878,815)	(620,870)

Cash flows from investing activities:
Investment in equipment	0	(27,359)
Return of deposit	0	483,741
Investments	(302,000)	(270,000)
Other Investments	(6,895)	19,554
Net cash provided(used) in investing activities:	(308,895)	205,936

Cash flows from financing activities:
Payments on notes	(36,735)	(433,651)
Proceeds from loans	247,344	382,416
Increase in minority interest	548,568	895,596
Net cash provided(used) by financing activities:	759,177	844,361

NET DECREASE IN CASH AND CASH EQUIVALENTS	(428,533)	429,427

Cash and cash equivalents - beginning of year	430,307	880

Cash and cash equivalents - end of year	$1,774	$430,307

Interest	$0	$120,718
Income taxes	$0	$25,283
Supplemental disclosures of non cash activities:
Common stock issued for services	$203,490	$213,300
Debt forgiveness included as income	$0	$829,645
Common stock issued for investments	$190,000	$0
Conversion of debt for common stock	$240,000	$0

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013 and 2012
(AMOUNTS EXPRESSED IN US DOLLAR)
							(Audited)
	Common Stock		Additional		Accumulated Other	Non-	Total
	Number of		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Stocks	Amount	Capital	Loss	Income	Interest	Equity

Balance, December 31, 2011	50,233,115	$50,233	$10,774,996	$(14,410,741)	$470,876	$1,214,688	$(1,899,948)

Stock-based compensation	5,712,500	5,713	1,648,062	-	-	-	1,653,775

Stock Issued in payment of debt	818,008	818	141,598	-	-	-	142,416

Minority interest contributions	-	-	-	-	-	1,430,710	1,430,710

Net loss for the year 2012	-	-	-	(1,835,656)	-	(54,249)	(1,889,905)

Foreign currency translation adjustment	-	-	-	-	(1,001)		(1,001)

Balance, December 31, 2012	56,763,623	56,764	12,564,656	(16,246,397)	469,875	2,591,149	(563,953)

Stock-based compensation	4,151,707	4,152	199,338	-	-	-	203,490

Stock Issued in payment of debt	2,918,332	2,918	346,805	-	-	-	349,723

Stock issued for Investment	4,000,000	4,000	186,000	-	-	-	190,000

Minority interest contributions	-	-	-	-	-	548,568	548,568

Net loss for the year 2013	-	-	-	(632,171)	-	(612,432)	(1,244,603)

Foreign currency translation adjustment	-	-	-	-	(1,545)		(1,545)

Balance, December 31, 2013	67,833,662	67,834	13,296,799	(16,878,568)	468,330	2,527,285	(518,320)

See accompanying notes to consolidated financial statements

LEO MOTORS, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2013 and 2012
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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2013 and December 31, 2012:

	For the years ended
	12/31/2013	12/31/2012

Net Income (Loss)	$(1,244,603)	$(1,889,905)

Weighted-average common stock Outstanding - basic	60,220,851	53,869,865
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	1,439,655	1,180,440
Weighted-average common shares
outstanding- Diluted	61,660,506	55,060,305

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance at December 31, 2013 was $150,637 and at December 31, 2012 was $ 187,372.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of December 31, 2013 and December 31, 2012, the balance of payments received in advance was $197,973 and $ 303,457, respectively.

NOTE 6 - SUBSEQUENT EVENTS

There are no reportable subsequent events.

NOTE 7 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $16,871,850 as of December 31, 2013. The Company's stockholders' deficit at December 31, 2013 was $518,320 and its current liabilities exceeded its current assets by $1,394,432 on December 31, 2013. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the years ending December 31, 2014 through December 31, 2016 are listed on the table below.

For the Year	Amount
Ending

2014	$40,000
2015	$40,000
2016	$40,000
2017	$0

Total Commitment	$120,000

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

NOTE 9. INVENTORIES

Inventories at December 31, 2013 and 2012 consist of the following:

	31-Dec-13	31-Dec-12
	US$	US$
Raw material	$0	$230,582
Work in process	0	4,673
Finished goods	0	0
	$0	$235,255

Inventory was written down to $0 in 2013 due to obsolescence and a small fire destroying what was remaining as inventory.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Vehicles	$7,581	$7,581
Tools	12,906	12,906
Office	79,963	79,963
Facility equipment	95,132	95,132

Total property and equipment	195,582	195,582

Accumulated depreciation	(159,586)	(144,429)
Property and equipment, net	$35,996	$51,153

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $15,157 and $24,957, respectively.

NOTE 11 - INVESTMENTS

During 2013 the Company continued to fund  our housing project in the republic of Congo. Our investment at December 31, 2013 was 720,000. On December 13, 2013, the Company has invested $42,000 and acquired 2.84%  of LGM Co., Ltd. in Korea.  (617,764 shares of common stock.)  LGM is a company developing electric boats.

During 2012 the Company started its investment in a housing project in the Republic of the Congo which will use our E-Box power storage device. To date as of December 31, 2012, $270,000 had been invested with additional amounts to be added as described in note 8. This 10% interest has been recorded using the cost investment of accounting for investments.

NOTE 12 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

In 2013 the Company borrowed $83,500 in short term convertible notes. The terms of the note was for nine months with an 8% interest rate payable at any time during the note term. In addition to these notes $240,000 of short term convertible debt was exchanged for common stock during the year.

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

NOTE 13. SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2013 and 2012, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.