Form 10-Q
period 2014-03-31
Leo Motors, Inc.
filed 2014-05-15
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes ☐ No ☒

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2014 was 80,383,662 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended March 31, 2014

 Leo Motors, Inc.
INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION	F-1

Item 1.	Condensed Consolidated Financial Statements:	F-1

	Condensed Consolidated Balance Sheets at March 30, 2014 (unaudited), and December 31, 2013 (audited)	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 30, 2014, (unaudited) and March 30, 2013 (unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2014 (unaudited) and March 30, 2013 (unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	4

Item 4.	Controls and Procedures	5

PART II.	OTHER INFORMATION	7

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Mine Safety Disclosures	7

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURES		9

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	3/31/2014	12/31/2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$851	$1,774
Inventories	22,951	0
Prepayment to suppliers	197,973	197,973
Short term advances	4,900	4,900
Other current assets	1,023	563
Total Current Assets	227,698	205,210
Fixed assets, net	31,489	35,996
Deposit	76,321	76,321
Other non-current assets	48,432	63,831
Investments	762,000	762,000
Total Assets	$1,145,940	$1,143,358
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$805,721	$702,983
Short term borrowings	219,334	167,373
Advance from customers	435,439	435,439
Due to related parties	150,637	150,637
Taxes payable	146,569	143,210
Total Current Liabilities	1,757,700	1,599,642
Accrued retirement benefits	44,622	62,036
Total Liabilities	1,802,322	1,661,678
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 100,000,000 shares authorized); 80,383,662 and 67,833,662 shares issued and outstanding at March 31, 2014 and December 31, 2013	80,384	67,834
Additional paid-in capital	14,407,031	13,290,081
Accumulated other comprehensive income	467,236	468,330
Accumulated loss	(18,016,109)	(16,871,850)
Total Equity(Deficit) Leo Motors, Inc.	(3,061,458)	(3,045,605)
Non-controlling interest	2,405,076	2,527,285
Total Equity(Deficit)	(656,382)	(518,320)
Total Liabilities and Equity(Deficit)	$1,145,940	$1,143,358

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$0	$0

Cost of Revenues	0	0
Gross Profit	0	0

Operating Expenses	1,237,447	111,806
Income(loss) from Continuing Operations	(1,237,447)	(111,806)

Other Income (Expenses)
Interest expense	(29,028)	(63,057)
Non-Operating (expense) income	7	(6,024)
Total Other Income (Expenses)	(29,021)	(69,081)

Income(loss) from Continuing Operations Before Income Taxes	(1,266,468)	(180,887)

Income Tax Expense	0	25,283
Net Income(Loss)	$(1,266,468)	$(206,170)

Income(loss) attributable to non-controlling interest	$(122,209)	$(56,664)

Net Income(Loss) Attributable To Leo Motors, Inc.	(1,144,259)	(149,506)

Other Comprehensive Income:
Net Income(loss)	$(1,144,259)	$(650,736)
Unrealized foreign currency translation gain	(1,094)	(1,001)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(1,145,353)	$(651,737)
Net Loss per Common Share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)
Weighted Average Common Shares Outstanding:
Basic	72,000,239	57,069,734
Diluted	73,599,946	57,736,401

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,266,468)	$(206,170)
Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	4,507	7,996
Amortization debt discount	26,872	0
Foreign currency translation	(1,094)	(1,001)
Stock-based compensation	1,129,500	0

Changes in assets and liabilities:
Inventories	(22,951)	(69,062)
Prepayment to suppliers	15,399	34,371
Other current assets	(460)	(4,751)
Accounts payable, other payables and accrued expenses	102,738	(58,381)
Accrued retirement benefits	(17,414)	(24,254)
Advances from customers	0	8,037
Taxes payable	3,359	11,443
Net cash used in operating activities:	(26,012)	(301,772)

Cash flows from investing activities:
Investment in equipment	0	(15,000)
Net cash provided(used) in investing activities:	0	(15,000)

Cash flows from financing activities:
Common stock issuance	0	102,257
Payments on notes	0	(212,535)
Proceeds from loans	25,089	0
Net cash provided(used) by financing activities:	25,089	(110,278)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(923)	(427,050)

Cash and cash equivalents - beginning of year	1,774	430,307

Cash and cash equivalents - end of year	$851	$3,257

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(CONTINUED)

Supplemental disclosure of cash flow activities:
Cash paid for:
Interest	$0	$0
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Cash paid for:
Common stock issued for services	$1,129,500	$0
Debt forgiveness included as income	$0	$0
Conversion of debt for common stock	$0	$0

"See accompanying notes to consolidated financial statements"

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF MARCH 31, 2014 AND 2013
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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the quarters ended March  31, 2014 and March 31, 2013:

	For the three months ended
	3/31/2014	3/31/2013

Net Income (Loss)	$(1,266,468)	$206,170

Weighted-average common stock Outstanding - basic	72,000,329	53,065,337
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	1,599,617	1,180,440
Weighted-average common shares
outstanding- Diluted	73,599,946	54,245,777

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $150,637 at March 31, 2014 and December 31, 2013.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of March 31, 2014 and December 31, 2013, the balance of payments received in advance was $197,973 and $ 197,973, respectively.

NOTE 6 - SUBSEQUENT EVENTS

There are no reportable subsequent events.

NOTE 7 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $18,016,109 as of March 31, 2014. The Company's stockholders' deficit at March 31, 2014 was $3,061,458 and its current liabilities exceeded its current assets by $1,530,002 on March 31, 2014. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the years ending December 31, 2014 through December 31, 2017 are listed on the table below.

For the Year	Amount
Ending

2014	30,000
2015	40,000
2016	40,000
2017	40,000

Total Commitment	$150,000

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

NOTE 9. INVENTORIES

Inventories at March 31, 2014 and December 31, 2013 consist of the following:

	31-Mar-14	31-Dec-13
	US$	US$
Raw material	$0	$0
Work in process	22,951	0
Finished goods	0	0
	$22,951	$0

Inventory was written down to $0 at December 31, 2013 due to obsolescence and a small fire destroying what was remaining as inventory.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at  March 31, 2014 and December 31, 2013:

	31-Mar-14	31-Dec-13
Vehicles	$7,581	$7,581
Tools	12,906	12,906
Office	79,963	79,963
Facility equipment	110,132	110,132

Total property and equipment	210,582	210,582

Accumulated depreciation	(180,093)	(175,586)
Property and equipment, net	$30,489	$34,996

Depreciation expense for the quarters ended March 31, 2014 and 2013 amounted to $4,507 and $7,996,  respectively.

NOTE 11 - INVESTMENTS

During 2013 the Company continued to fund  our housing project in the republic of Congo. Our investment at March 31, 2014 was 720,000. On December 13, 2013, the Company has invested $492,000 and acquired 2.84%  of LGM Co., Ltd. in Korea.  (617,764 shares of common stock.)  LGM is a company developing electric boats.

During 2012 the Company started its investment in a housing project in the Republic of the Congo which will use our E-Box power storage device. To date as of March 31, 2013, $270,000 had been invested with additional amounts to be added as described in note 8. This 10% interest has been recorded using the cost investment of accounting for investments.

NOTE 12 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

In the first quarter of 2014 the Company borrowed $22,500 in short term convertible notes. The terms of the note was for nine months with an 8% interest rate payable at any time during the note term. Additional funds have been advanced to their Korean Subsidiary from various local parties. These advances are demand short term advances in nature no interest rate and no collateral.

NOTE 13. SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the quarters ended March 31, 2014 and 2013, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

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

The E-Box can be used as an energy supplying device in an emergency situations or as a energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yachts or small ships. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-polymer battery.  The E-Box uses a multiple cell voltage balancing system via a battery management system (“BMS”).

Recent Business Developments

In the last year the Company has focused its marketing and sales efforts on the E-Box. The E-Box is a electric power storage box ranging from 3kW to 50kW for use in homes. This project took on additional importance to the Company because of the unprecedented natural disaster in Japan. Leo is marketing the device in the US and Japan. A recent sales order from a company in the USA in the third quarter of 2011 requires us to demonstrate “proof of concept”.

In 2012, the Company had agreed to a contract to provide solar module e-Box systems to sustainable housing projects in the Democratic Republic of Congo..The solar module system would be independent of the grid, solely relying on renewable solar energy as a source of electric power. Although the product has completed required testing, the delivery of the product has been delayed due to slow development in the project construction. Due to political/regional instability in the DRC, the execution of this contract is not guaranteed.

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

Results of Operations - For the Quarter Ended March 30, 2014

Revenues

Sales for the quarter ended March 31, 2014 were $0 compared to $0 for the quarter ended March 31, 2013, reflecting no change. The Company is currently devoting the majority of its resources into the E-Box .

Cost of Sales

Costs of sales were $0 for the quarter ended March 31, 2014 compared to $0 for the quarter ending March 31, 2013, reflecting no change as well as there were no sales in either period.

Gross Profit

Gross profit was $0 in the quarter ended March 31, 2014 compared to $0 for the quarter ending March 31, 2010. This was also a reflection of our lack of sales for either period.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	March 31,	March 31,
Total General and Administrative Expenses:	2014	2013

Salaries and Benefits	$1,129,500	$63,227
Consulting and Service Fees	71,905	28,979
Selling, General and Administrative	36,042	10,929
Total	$1,237,447	$103,135

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

Other Income (Expenses)

During the quarter ended March 31, 2014, we incurred $29,021 in net other expenses, compared to $69,081 in the period ended March 31, 2013 a decrease of $40,060. There were conversions of loans payable during 2013 reducing our debt for the 2014 quarter. This debt reduction reduced our interest expense from $63,057 in 2013 to $29,028 in 2014. Interest expense was the major item in other income and expenses.

Net Income (Loss)

The net loss for the quarter ending March 31, 2014 increased to $1,266,468 from $206,170 for the three months ending March 31, 2013, an increase of $1,060,298. As outlined above the Company has had zero sales as it rebuild its product lines. Our major expense in 2014 was stock issued as wages which caused the majority of our increases in net losses period over period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are ineffective as of March 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company has resolved a number of prior material deficiencies recorded in prior years.  During the course of our audit we noted the following significant deficiencies.

1)
Because of the Company's small number of people and its inherent limitations, internal control over financial reporting still may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

2)
The Company does not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting  A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•
On January 28, 2014 we issued 800,000 shares for services to Jung Young Lee. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 3,600,000 shares for services to Jeong Youl Choi. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 4,600,000 shares for services to Jun Hen Park. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 200,000 shares for services to Sang Hyun Sim. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 500,000 shares for services to Sang Youn Lee. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 400,000 shares for services to Hyeong Koo Kim. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 1,500,000 shares for services yo Thomas Cheong. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 700,000 shares for services to Shi Chul Kang. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 250,000 shares for services to Man Ho Kang. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

Dated May 15, 2014
Leo Motors, Inc.
(Registrant)

	By:	/s/ Jun Heng Park
Jun Heng Park
Chief Executive Officer