Form 10-Q
period 2014-06-30
Leo Motors, Inc.
filed 2014-08-14
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2014 was 135,638,240 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended June 30, 2014

TABLE OF CONTENTS

 Leo Motors, Inc.
INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements:	F-1

	Condensed Consolidated Balance Sheets at June 30, 2014(unaudited), and December 31, 2013 (audited)	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Six and Three Months Ended June 30, 2014, (unaudited) and March 30, 2013 (unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the Six and Three Months Ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7

Item 4.	Controls and Procedures	7

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

SIGNATURES		10

TableOfContents

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	6/30/2014	12/31/2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$847	$1,774
Inventories	23,492	0
Prepayment to suppliers	198,181	197,973
Short term advances	4,900	4,900
Other current assets	1,315	563
Total Current Assets	228,735	205,210
Fixed assets, net	23,652	35,996
Deposit	76,321	76,321
Other non-current assets	63,831	63,831
Investments	762,000	762,000
Total Assets	$1,154,539	$1,143,358
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$930,347	$702,983
Short term borrowings	224,833	167,373
Advance from customers	435,439	435,439
Due to related parties	150,637	150,637
Taxes payable	145,521	143,210
Total Current Liabilities	1,886,777	1,599,642
Accrued retirement benefits	34,019	62,036
Total Liabilities	1,920,796	1,661,678
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 220,000,000 shares authorized); 85,866,624 and 67,833,662 shares issued and outstanding at June 30, 2014 and December 31, 2013	85,867	67,834
Additional paid-in capital	14,600,788	13,290,081
Accumulated other comprehensive income	472,836	468,330
Accumulated loss	(18,345,297)	(16,871,850)
Total Equity(Deficit) Leo Motors, Inc.	(3,185,806)	(3,045,605)
Non-controlling interest	2,419,549	2,527,285
Total Equity(Deficit)	(766,257)	(518,320)
Total Liabilities and Equity(Deficit)	$1,154,539	$1,143,358

"See accompanying notes to consolidated financial statements"

TableOfContents

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$0	$0	$0

Cost of Revenues	0	0	0	0
Gross Profit	0	0	0	0

Operating Expenses	261,063	124,462	1,498,510	236,268
Income(loss) from Continuing Operations	(261,063)	(124,462)	(1,498,510)	(236,268)

Other Income (Expenses)
Interest expense	(29,276)	(66,995)	(58,297)	(130,052)
Non-Operating (expense) income	(24,376)	3,217	(24,376)	(2,807)
Total Other Income (Expenses)	(53,652)	(63,778)	(82,673)	(132,859)

Income(loss) from Continuing Operations Before Income Taxes	(314,715)	(188,240)	(1,581,183)	(369,127)

Income Tax Expense	0	0	0	0
Net Income(Loss)	$(314,715)	$(188,240)	$(1,581,183)	$(369,127)

Income(loss) attributable to non-controlling interest	$(44,053)	$(94,687)	$(107,736)	$(151,351)

Net Income(Loss) Attributable To Leo Motors, Inc.	(270,662)	(93,553)	(1,473,447)	(217,776)

Other Comprehensive Income:
Net Income(loss)	$(314,715)	$(188,240)	$(1,581,183)	$(369,127)
Unrealized foreign currency translation gain	5,600	(3,214)	4,506	(6,978)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(309,115)	$(191,454)	$(1,576,677)	$(376,105)
Net Loss per Common Share:
Basic	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted Average Common Shares Outstanding:
Basic	$83,384,649	$59,015,288	$77,692,489	$58,042,511
Diluted	$86,502,078	$60,195,528	$80,809,918	$59,222,951

"See accompanying notes to consolidated financial statements"

TableOfContents

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,581,183)	$(369,127)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	12,344	14,497
Loss on conversion of debt	24,376	0
Amortization debt discount	42,096	0
Foreign currency translation	(4,506)	61,018
Stock-based compensation	1,272,565	0

Changes in assets and liabilities:
Inventories	(23,492)	(112,229)
Prepayment to suppliers	(208)	62,139
Other current assets	(752)	(13,378)
Accounts payable, other payables and accrued expenses	227,364	303,072
Accrued retirement benefits	(28,017)	(26,024)
Advances from customers	0	(35,362)
Taxes payable	2,311	(9,935)
Net cash used in operating activities:	(57,102)	(125,329)

Cash flows from investing activities:
Investment in equipment	0	(15,000)
Long term investments	0	(263,000)
Net cash provided(used) in investing activities:	0	(278,000)

Cash flows from financing activities:
Common stock issuance	56,175	0
Payments on notes	0	(40,000)
Related party advance	0	14,645
Net cash provided(used) by financing activities:	56,175	(25,355)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(927)	(428,684)

Cash and cash equivalents - beginning of year	1,774	430,307

Cash and cash equivalents - end of year	$847	$1,623

Supplemental disclosure of cash flow activities:
Cash paid for:
Interest	$0	$0
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Cash paid for:
Common stock issued for services	$1,384,329	$0
Cmmon stock exchanged for investment	$0	$187,000
Conversion of debt for common stock	$56,175	$102,257

"See accompanying notes to consolidated financial statements"

TableOfContents

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013
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

On July 1, 2014, the Company acquired all of the outstanding common stock of LGM Co. Ltd., a corporation incorporated in the Republic of Korea (“LGM”), from LGM’s shareholders, which represents 813,747 shares of LGM common stock, in exchange for 47,352,450 shares of the Company's common stock pursuant to the Share Swap Agreement entered into by and between LGM and the Company. Pursuant to the Agreement, LGM became a wholly-owned subsidiary of the Company.

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

TableOfContents

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

TableOfContents

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

TableOfContents

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

TableOfContents

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

TableOfContents

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2014 and June 30, 2013:

TableOfContents

	For the six months ended
	6/30/2014	6/30/2013

Net Income (Loss)	$(1,581,183)	$(369,127)

Weighted-average common stock Outstanding - basic	77,692,489	58,042,511
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	3,117,429	1,180,440
Weighted-average common shares outstanding- Diluted	80,809,918	59,222,951

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $150,637 at June 30, 2014 and December 31, 2013.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of June 30, 2014 and December 31, 2013, the balance of payments received in advance was $198,181 and $ 197,973, respectively.

NOTE 6 - SUBSEQUENT EVENTS

On July 1, 2014, Leo Motors, Inc., a Nevada Corporation (the “Company”) acquired all of the outstanding common stock of LGM Co. Ltd., a corporation incorporated in the Republic of Korea (“LGM”), from LGM’s shareholders, which represents 813,747 shares of LGM common stock, in exchange for 47,352,450 shares of the Company's common stock pursuant to the Share Swap Agreement entered into by and between LGM and the Company. Pursuant to the Agreement, LGM became a wholly-owned subsidiary of the Company.

TableOfContents

NOTE 7 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $18,345,297 as of June 30, 2014. The Company's stockholders' deficit at June 30, 2014 was $766,257 and its current liabilities exceeded its current assets by $1,658,042 on June 30, 2014. These negative trends have been consistent over the last few years except for asset sales.

These factors  create  uncertainty  about  the  Company's  ability  to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to create operations that contribute capital from normal operations. If the Company cannot obtain  adequate  capital  it  could  be  forced  to  cease operations.

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

TableOfContents

For the Year	Amount
Ending

2014	20,000
2015	40,000
2016	40,000
2017	20,000

Total Commitment	$120,000

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

NOTE 9. INVENTORIES

Inventories at June 30, 2014 and December 31, 2013 consist of the following:

	30-Jun-14	31-Dec-13
	US$	US$
Raw material	$0	$0
Work in process	23,492	0
Finished goods	0	0
	$23,492	$0

Inventory was written down to $0 at December 31, 2013 due to obsolescence and a small fire destroying what was remaining as inventory on that date.

TableOfContents

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at  June 30, 2014 and December 31, 2013:

	30-Jun-14	31-Dec-13
Vehicles	$7,581	$7,581
Tools	12,906	12,906
Office	79,963	79,963
Facility equipment	110,132	110,132

Total property and equipment	210,582	210,582

Accumulated depreciation	(186,930)	(174,586)
Property and equipment, net	$23,652	$35,996

Depreciation expense for the quarters ended June 30, 2014 and 2013 amounted to $12,334 and $14,497,  respectively.

NOTE 11 - INVESTMENTS

During 2013 the Company continued to fund  our housing project in the republic of Congo. Our investment at June 30, 2014 was 720,000. On December 13, 2013, the Company has invested $492,000 and acquired 2.84%  of LGM Co., Ltd. in Korea.  (617,764 shares of common stock.)  LGM is a company developing electric boats.

During 2012 the Company started its investment in a housing project in the Republic of the Congo which will use our E-Box power storage device. To date as of June 30, 2013, $270,000 had been invested with additional amounts to be added as described in note 8. This 10% interest has been recorded using the cost investment of accounting for investments.

NOTE 12 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At June 30, 2014 the Company had short term borrowings of $74,197. The notes are convertible into common stock on demand with an 8% interest rate payable at any time during the note term. Additional funds have been advanced to their Korean Subsidiary from various local parties. These advances are demand short term advances in nature no interest rate and no collateral.

TableOfContents

NOTE 13. SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six ended June 30, 2014 and 2013, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

TableOfContents

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

Overview

Leo Motors, Inc. (the “Company”) is a Nevada Corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors, Co. Ltd. (“Leozone”) on July 1, 2006.  Through Leozone the Company is engaged in the research and development (“R&D”) of multiple products, prototypes and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies.  Leozone operates through four unincorporated divisions: new product research & development (“R&D”), post R&D development such as product testing, production, and sales.

The Company’s products include (i) E-Box electric energy storage system for solar and wind power generation devices; and (ii) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive.

The Company was previously actively engaged in the process of development and production of Electric Power Train Systems (“EPTS”) encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines (“ICEs”).  Company began sales of EPTS to auto makers and agricultural machinery manufacturers.

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

TableOfContents

The specific goals of the Company over the next twelve months include:

●	Focus on the capitalization of the Company;
●	Focus on the sale of the E-Boats and E-Box;
●	Business development in China by establishing joint venture company in China;
●	Continue with R&D of our EV’s, electric boats, and related products as capital permits.

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

The Company is developing new battery exchange system using its patented cartridge battery exchange system which will solve the cost barriers of the electric vehicle to make them less expensive than their Internal Combustion Engine (ICE) counterparts and to help solve battery charging problems. With evolutionary batter exchange system, the Company’s EV’s can exchange battery within one minute using simple and low cost equipment. This technology can be best used in fleet managed vehicles such as city buses, taxis, and garbage trucks because it can be used any road sides.

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

The Company plans to establish a joint venture company in China. The Company signed a memorandum of understanding with Beijing Sanxing Automotive for establishing joint venture. The joint venture will manufacture and market public vehicles such as electric buses, taxis and garbage trucks using  patented technology from Leo.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Three Months Ended June 30, 2014

Revenues

TableOfContents

Sales for the three months ended June 30, 2014 were $0 compared to $0 for the three months ended June 30, 2013, reflecting no change. The Company is currently devoting the majority of its resources into the E-Box.

Cost of Sales

Costs of sales were $0 for the three months ended June 30, 2014 compared to $0 for the three months ending June 30, 2013, reflecting no change as well as there were no sales in either period.

Gross Profit

Gross profit was $0 in the three months ended June 30, 2014 compared to $0 for the three months ended June 30, 2013. This was also a reflection of our lack of sales for either period.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	30-Jun	30-Jun
Total Operating Expenses:	2014	2013

Salaries and Benefits	$142,766	$44,811
Consulting and Service Fees	71,060	15,660
Selling, General and Administrative	47,237	72,662
Total	$261,063	$133,133

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

Other Income (Expenses)

During the three months ended June 30, 2014, we incurred $56,276 in net other expenses, compared to $63,778 in the three months ended June 30, 2013 a decrease of $10,126. Interest expense decreased by $37,719 for this quarter and there was a loss on conversion of debt increase in 2014 of $24,376.

Net Income (Loss)

The net loss for the three months ending June 30, 2014 increased to $314,715 from $188,240 for the three months ending June 30, 2013, an increase of $126,475. As outlined above the Company has had zero sales as it rebuild its product lines. Our major expense in 2014 was stock issued as wages which caused the majority of our increases in net losses period over period.

Off-Balance Sheet Arrangements

None.

TableOfContents

Results of Operations - For the Six Months Ended June 30, 2014

Revenues

Sales for the six months ended June 30, 2014 were $0 compared to $0 for the six months ended June 30, 2013, reflecting no change. The Company is currently devoting the majority of its resources into the E-Box.

Cost of Sales

Costs of sales were $0 for the six months ended June 30, 2014 compared to $0 for the six months ending June 30, 2013, reflecting no change as well as there were no sales in either period.

Gross Profit

Gross profit was $0 in the six months ended June 30, 2014 compared to $0 for the six months ended June 30, 2013. This was also a reflection of our lack of sales for either period.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Six Months Ended
	30-Jun	30-Jun
Total Operating Expenses:	2014	2013

Salaries and Benefits	$1,272,266	$108,038
Consulting and Service Fees	142,965	44,639
Selling, General and Administrative	83,279	83,591
Total	$1,498,510	$236,268

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

Other Income (Expenses)

During the six months ended June 30, 2014, we incurred $82,673 in net other expenses, compared to $132,859 in the six months ended June 30, 2013 a decrease of $50,186. The majority of this decrease was a reduction of interest expense of $71,755 for the period and there was a loss on conversion of debt increase of $24,376.

Net Income (Loss)

The net loss for the six months ending June 30, 2014 increased to $1,581,183 from $369,127 for the six months ending June 30, 2013, an increase of $1,212,056. As outlined above the Company has had zero sales as it rebuild its product lines. Our major expense in 2014 was stock issued as wages which caused the majority of our increases in net losses period over period.

Off-Balance Sheet Arrangements

None.

TableOfContents

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are ineffective as of June 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

TableOfContents

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

TableOfContents

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•
On April 29, 2014 we issued 560,000 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On April 29, 2014 we issued 1,500,000 shares for consulting services to JSR Partners. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On June 10, 2014 we issued 485,000 shares for the exchange of 500,000 stocks of Leo Motors Co., Ltd., its Korea subsidiary, which was owned by Shi Chul Kang. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On June 10, 2014 we issued 1,073,390 shares for the exchange of 1,106,666 stocks of Leo Motors Co., Ltd., its Korea subsidiary, which was owned by Sangeon Park. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On June 10, 2014 we issued 678,900 shares for the exchange of 700,000 stocks of Leo Motors Co., Ltd., its Korea subsidiary, which was owned by Sang Hyun Shim. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On June 10, 2014 we issued 563,910 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $28,195.50. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

•
On June 30, 2014 we issued 621,762 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $27,979.29. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLSOURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

TableOfContents

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

Dated August 14, 2014
Leo Motors, Inc.
(Registrant)

	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer

By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer