Form 10-Q
period 2014-09-30
Leo Motors, Inc.
filed 2014-11-14
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	95-3909667
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

14, seowoon Ro 6 Gil, Seocho Gu, Seoul Republic of Korea	137-863
(Address of principal executive offices)	(Zip Code)

+83 70 4699 3583
(Registrant’s telephone number, including area code)

291-1, Hasangok-dong, Hanam City, Gyeonggi-do, Republic of Korea, 465-250
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 138,624,206 shares.

QUARTERLY REPORT ON FORM 10-Q
for the Quarter ended September 30, 2014

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	9/30/2014	12/31/2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$504,614	$1,774
Accounts receivable	397,895	0
Inventories	123,513	0
Prepayment to suppliers	372,651	197,973
Short term advances	4,900	4,900
Other current assets	14,114	563
Total Current Assets	1,417,687	205,210
Fixed assets, net	40,498	35,996
Deposit	51,601	76,321
Other non-current assets	63,831	63,831
Investments	270,000	762,000
Goodwill	2,444,558	0
Total Assets	$4,288,175	$1,143,358
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,037,719	$702,983
Short term borrowings	577,168	167,373
Advance from customers	444,910	435,439
Due to related parties	176,536	150,637
Taxes payable	148,948	143,210
Total Current Liabilities	2,385,281	1,599,642
Accrued retirement benefits	23,739	62,036
Total Liabilities	2,409,020	1,661,678
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 220,000,000 shares authorized); 137,961,317 and 67,833,662 shares issued and outstanding at September 30, 2014 and December 31, 2013	137,961	67,834
Additional paid-in capital	17,673,260	13,290,081
Accumulated other comprehensive income	443,670	468,330
Accumulated loss	(18,768,416)	(16,871,850)
Total Equity(Deficit) Leo Motors, Inc.	(513,525)	(3,045,605)
Non-controlling interest	2,392,680	2,527,285
Total Equity(Deficit)	1,879,155	(518,320)
Total Liabilities and Equity(Deficit)	$4,288,175	$1,143,358

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$28,813	$0	$28,813	$0

Cost of Revenues	20,521	0	20,521	0
Gross Profit	8,292	0	8,292	0

Operating Expenses	341,530	158,910	1,840,040	395,178
Income(loss) from Continuing Operations	(333,238)	(158,910)	(1,831,748)	(395,178)

Other Income (Expenses)
Interest expense	(131,410)	0	(189,707)	(130,052)
Non-Operating (expense) income	(9,716)	(28)	(9,716)	(2,835)
Total Other Income (Expenses)	(141,126)	(28)	(199,423)	(132,887)

Income(loss) from Continuing Operations Before Income Taxes	(474,364)	(158,938)	(2,031,171)	(528,065)

Income Tax Expense	0	0	0	0
Net Income(Loss)	$(474,364)	$(158,938)	$(2,031,171)	$(528,065)

Income(loss) attributable to non-controlling interest	$(26,869)	$(87,643)	$(134,605)	$(238,994)

Net Income(Loss) Attributable To Leo Motors, Inc.	(447,495)	(71,295)	(1,896,566)	(289,071)

Other Comprehensive Income:
Net Income(loss)	$(474,364)	$(158,938)	$(2,031,171)	$(528,065)
Unrealized foreign currency translation gain	(26,930)	(19)	(22,424)	(3,463)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(501,294)	$(158,957)	$(2,053,595)	$(531,528)
Net Loss per Common Share:
Basic	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted Average Common Shares Outstanding:
Basic	$136,627,984	$59,681,955	$97,393,209	$58,588,992
Diluted	$137,290,873	$60,348,622	$98,056,098	$59,255,659

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,031,171)	$(528,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,344	19,866
Loss on conversion of debt	24,376	0
Amortization debt discount	65,392	62,257
Foreign currency translation	24,660	(3,463)
Stock-based compensation	1,395,854	0
Changes in assets and liabilities:
Inventories	0	(173,664)
Prepayment to suppliers	0	43,862
Other assets	11,169	(2,183)
Accounts payable, other payables and accrued expenses	365,658	545,062
Accrued retirement benefits	(38,297)	(26,024)
Advances from customers	9,471	(35,362)
Taxes payable	5,378	(22,460)
Net cash used in operating activities:	(155,166)	(120,174)
Cash flows from investing activities:
Investment in equipment	(16,846)	(15,000)
Long term investments	0	(263,000)
Net cash provided(used) in investing activities:	(16,846)	(278,000)
Cash flows from financing activities:
Proceeds issuance of stock	503,637	0
Proceeds from notes payable	145,316	3,796
Payments on notes payable	0	(34,044)
Related party advance	25,899	0
Net cash provided(used) by financing activities:	674,852	(30,248)
NET DECREASE IN CASH AND CASH EQUIVALENTS	502,840	(428,422)

Cash and cash equivalents - beginning of year	1,774	430,307

Cash and cash equivalents - end of year	$504,614	$1,885

Supplemental disclosure of cash flow activities:
Cash paid for:
Interest	$0	$0
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Cash paid for:
Common stock issued for services	$1,395,854	$0
Common stock exchanged for investments	$2,254,999	$187,000
Conversion of debt for common stock	$98,496	$102,257
"See accompanying notes to consolidated financial statements"

LEO MOTORS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS

AS OF SEPTEMBER 30, 2014 AND 2013

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea and LGM Co. LTD where the Parent Company has significant control. All inter-company transactions and balances have been eliminated upon consolidation.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2014, the Company had not experienced impairment losses on its long-lived assets.

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

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended September 30, 2014 and September 30, 2013:

	For the nine months ended
	9/30/2014	9/30/2013

Net Income (Loss)	$(1,896,566)	$(289,071)

Weighted-average common stock Outstanding - basic	97,393,209	58,588,992
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	662,889	666,667
Weighted-average common shares
outstanding- Diluted	98,056,098	59,255,659

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $176,536 at September 30, 2014 and $150,637 at December 31, 2013.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of September 30, 2014 and December 31, 2013, the balance of payments received in advance was $372,651 and $ 197,973, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $18,768,416 as of September 30, 2014. The Company's stockholders' deficit at September 30, 2014 was $513,525 and its current liabilities exceeded its current assets by $967,594 on September 30, 2014. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the years ending December 31, 2014 through December 31, 2017 are listed on the table below.

For the Year	Amount
Ending

2014	10,000
2015	40,000
2016	40,000
2017	20,000

Total Commitment	$110,000

 (b) Strategic Investment

On November 10, 2012 the Company and PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., have signed a contract to supply an independent solar power system grafted with Leo Motors' E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company has a commitment to raise $1,000,000 to fulfill its part of the contract for strategic investment. As of September 30, 2014 the company has invested $270,000 recorded as an investment using the cost method of accounting for their 10% interest in the project.

NOTE 8 - INVENTORIES

Inventories at September 30, 2014 and December 31, 2013 consist of the following:

	30-Sep-14	31-Dec-13
	US$	US$
Raw material	$0	$0
Work in process	123,513	0
Finished goods	0	0
	$123,513	$0

Inventory was written down to $0 at December 31, 2013 due to obsolescence and a small fire destroying what was remaining as inventory on that date.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	30-Sep-14	31-Dec-13
Vehicles	$7,581	$7,581
Tools	12,906	12,906
Office	79,963	79,963
Facility equipment	153,359	110,132

Total property and equipment	253,809	210,582

Accumulated depreciation	(213,311)	(174,586)
Property and equipment, net	$40,498	$35,996

Depreciation expense for the quarters ended September 30, 2014 and 2013 amounted to $19,866 and $14,497, respectively.

NOTE 10 - INVESTMENTS

During 2012 the Company started its investment in a housing project in the Republic of the Congo which will use our E-Box power storage device. To date as of September 30, 2014, $270,000 had been invested with additional amounts to be added as described in note 8. This 10% interest has been recorded using the cost investment of accounting for investments.

NOTE 11 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At September 30, 2014 the Company had short term borrowings of $7,500. The notes are convertible into common stock on demand with an 8% interest rate payable at any time during the note term. Additional funds have been advanced to their Korean Subsidiary from various local parties. These advances are demand short term advances in nature no interest rate and no collateral.

NOTE 12. SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended September 30, 2014 and 2013, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

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
The specific goals of the Company over the next twelve months include:

●	• Focus on the capitalization of the Company;
●	• Focus on the sale of the E-Boats and E-Box;
●	• Business development in China by establishing joint venture company in China;
●	• Continue with R&D of our EV’s, electric boats, and related products as capital permits.

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

The Company has acquired by merger 100% of its affiliate company, Leo Greentier Marines (LGM) through a share exchange. LGM is the premier Korean E-outboard developer and manufacturer. LGM developed a high quality performance electric power system for boats. LGM has 7 patents and 15 patents pending. These patents include the Cartridge Battery Systems (CBS) technology.

The Company acquired global exclusivity of the Short Circuit Prevention (SCP), and Electromagnetic Interception (EI) Technologies from TPT Co., Ltd. in Korea. The exclusivity covers all SCP and EI applications for cars and boats as well as a proprietary Electric Boat energy storage system. The Company stands ready to facilitate utilization and implementation of these technologies by the automotive and marine manufacturers of the world.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Three Months Ended September 30, 2014
Revenues

Sales for the three months ended September 30, 2014 were $28,813 compared to $0 for the three months ended September 30, 2013, reflecting no change. All of this is revenue from our newly acquired subsidiary LGM Co., LTD.

Cost of Sales

Costs of sales were $20,521 for the three months ended September 30, 2014 compared to $0 for the three months ending September 30, 2013, reflecting the cost sales generated in our newly acquired subsidiary LGM Co., LTD.

Gross Profit

Gross profit was $8,292 in the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. This was consistent with past quarters of LGM Co., LTD.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	30-Sep	30-Sep
Total Operating Expenses:	2014	2013

Salaries and Benefits	$182,051	$70,588
Consulting and Service Fees	138,000	15,660
Selling, General and Administrative	21,479	72,662
Total	$341,530	$158,910

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

Other Income (Expenses)

During the three months ended September 30, 2014, we incurred $141,126 in net other expenses, compared to $28 in the three months ended September 30, 2013 a increase of $141,098. This is the result of increased interest expense finance cost related to convertible financing.

Net Income (Loss)

The net loss for the three months ending September 30, 2014 increased to $474,364from $158,938 for the three months ending September 30, 2013, an increase of $315,426. As outlined above the Company has had sales solely from our one subsidiary as it rebuild its product lines. Our major expense in 2014 was stock issued as wages which caused the majority of our increases in net losses period over period.

Off-Balance Sheet Arrangements

None.

Results of Operations - For the Nine Months Ended September 30, 2014

Revenues

Sales for the nine months ended September 30, 2014 were $28,813 compared to $0 for the nine months ended September 30, 2013, reflecting the cost sales generated in our newly acquired subsidiary LGM Co., LTD. which is the same as for the three month period.

Cost of Sales

Costs of sales were $20,521 for the nine months ended September 30, 2014 compared to $0 for the nine months ending September 30, 2013, reflecting the cost sales generated in our newly acquired subsidiary LGM Co., LTD. which is the same as for the three month period.

Gross Profit

Gross profit was $8,292 in the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2013. This was consistent with past quarters of  LGM Co., LTD. and is the same as for the three month period.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	30-Sep	30-Sep
Total Operating Expenses:	2014	2013

Salaries and Benefits	$182,051	$70,588
Consulting and Service Fees	138,000	15,660
Selling, General and Administrative	21,479	72,662
Total	$341,530	$158,910

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

Other Income (Expenses)

During the nine months ended September 30, 2014, we incurred $199,423 in net other expenses, compared to $132,887 in the nine months ended September 30, 2013 a increase of $66,536. This is the result of increased interest expense finance cost related to convertible financing.

Net Income (Loss)

The net loss for the nine months ending September 30, 2014 increased to $2,031,171 from $528,065 for the nine months ending September 30, 2013, an increase of $1,503,106. As outlined above the Company has had sales solely from our one subsidiary as it rebuild its product lines. Our major expense in 2014 was stock issued as wages which caused the majority of our increases in net losses period over period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are ineffective as of September 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2014 we issued 1,302,083 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $25,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

On July 15, 2014 we issued 688,073 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $ 15,000.00 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

On July 23, 2014 we issued 1,127,273 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $19,840.00 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

On July 28, 2014 we issued 20,396,223 shares for the exchange of 350,507 stocks of LGM., Ltd., which was owned by Jun Hee Won. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 4,364,297shares for the exchange of 75,000 stocks of LGM., Ltd., which was owned by Woong Han. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 2,056,631 shares for the exchange of 35,343 stocks of LGM., Ltd., which was owned by Shin Kon Kim. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 1,616,012 shares for the exchange of 27,771 stocks of LGM., Ltd., which was owned by Seung Yong Seong. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 4,656,821 shares for the exchange of 80,027 stocks of LGM., Ltd., which was owned by Young Ho Park. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 4,807,826 shares for the exchange of 82,622 stocks of LGM., Ltd., which was owned by Jung Ho Lee. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 4,225,920 shares for the exchange of 72,622 stocks of LGM., Ltd., which was owned by Kang Mook Kim. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 1,008,153 shares for the exchange of 17,325 stocks of LGM., Ltd., which was owned by Yeun Sik Wi. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 929,072 shares for the exchange of 15,966 stocks of LGM., Ltd., which was owned by Duk Ho Kang. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 2,000,012shares for the exchange of 34,370 stocks of LGM., Ltd., which was owned by Joon Ho Kim. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 28, 2014 we issued 593,220 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On September 30, 2014 we issued 2,000,000 shares for the acquisition of patents to TPT Co., Ltd. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On October 13, 2014 we issued 424,929 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $ 15,000.00 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

On October 17, 2014 we issued 237,960 shares to Asher Enterprises, Inc. in conversion of outstanding debt in the amount of $7,500.00 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

On October 20, 2014 we issued 323,077 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

Dated November 14, 2014
Leo Motors, Inc.
(Registrant)

	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer

By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer