Form 10-K
period 2014-12-31
Leo Motors, Inc.
filed 2015-03-31
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $ 2,131,038. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 13, 2015, there were 154,144,244 shares of common stock outstanding.

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

The specific goals of the Company over the next twelve months include:

●	• Focus on the capitalization of the Company;
●	• Focus on the sale of the E-Boats and E-Box;
●	• Business development in China by establishing joint venture company in China, and in Japan;
●	• Continue with R&D of our EV’s, electric boats, and related products as capital permits.

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

Recent Business Developments

On July 1, 2014, the Company acquired all of the outstanding common stock of LGM Co. Ltd., a corporation incorporated in the Republic of Korea (“LGM”), from LGM’s shareholders, which represents  813,747 shares of LGM common stock, in exchange for  47,352,450 shares of the Company's common stock (the “Transaction”) pursuant to the Share Swap Agreement entered into by and between LGM and the Company (the “Agreement”). Pursuant to the Agreement, LGM became a wholly-owned subsidiary of the Company.

On December 23, 2014, the Company announced that it signed the Memorandum of Understanding with Eco Holdings, leading solar energy company in Japan to establish a joint venture company in Japan. The joint venture will manufacture and market electric fishing boats and energy storage systems in Japan. Signing the MOU, both companies are doing their best in developing electric fishing boats suitable to the Japanese fishing industry.

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
• Focus on the sale of the E-Boats and E-Box;
• Business development in China by establishing joint venture company in China, and in Japan;
• Continue with R&D of our EV’s, electric boats, and related products as capital permits.

There can be no assurance that the Company will adhere to any of the above goals.

The E-Box can be used as an energy supplying device in an emergency situations or as a energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yatchs or small boats. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-ion battery.  The E-Box uses a multiple cell voltage balancing system via a battery management system (“BMS”).

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

The Company has marketed electric fishing boats with 120 kW power trains. The 120W power train boat was registered to the National Federation of Fisheries Cooperatives as first marketed electric boat product in Korea. With the registration, our customers of e-Fishing Boats can receive government subsidy when they purchase the 120kW power train boat from us.

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

Employees

We currently have 12 employees to manage the ongoing operation, though it is expected that selective hires will be made to allow us to manage ongoing clinical trials.

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

We operate out of workshop and warehouse building located at 1222-46 Kiupdanji-Ro Gongdo-Eup, Ansung City, Kyunggi Do,  Republic  of  Korea, and an office located at 3F. 1364-27 Seocho-Dong, Seocho-Gu .Seoul, Republic of Korea. The lease is for two-years, renewable every two years, and the operating rents of both sites are approximately $120,000 annually for the office/workshop in total.

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

MARKET PRICE

Period	High	Low
First Quarter 2014	$0.18	$0.063
Second Quarter 2014	$0.079	$0.032
Third Quarter 2014	$0.09	$0.0227
Fourth Quarter 2014	$0.10	$0.0521

Period	High	Low
First Quarter 2013	$0.19	$0.0565
Second Quarter 2013	$0.15	$0.06
Third Quarter 2013	$0.095	$0.027
Fourth Quarter 2013	$0.16	$0.0225

As of March 18, 2015, we had approximately 935 stockholders of record.

Transfer Agent

Our transfer agent is Madison Stock Transfer, Inc., Brooklyn, New York.

Dividend Policy

The Company  has not issued any dividends on the common stock to date, and does not  intend  to  issue any dividends on the common stock in the near future.  We currently intend to use all profits to further the growth and development of the Company.

Unregistered Sales of Equity Securities

During the year ended December 31, 2014, and in the subsequent period through the date hereof the Company made the following issuances of unregistered securities:

Third Party Agreements

On April 15, 2014, we issued 1,500,000 restricted common shares to a third party as compensation for service provided pursuant to an Investor Relations Program Agreement. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 31, 2014, we sold three convertible promissory notes (each a “Note”) for an aggregate principal amount of $961,540 to two Korean accredited investors.This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On September 19, 2014, the Company granted 2,000,000 restricted common shares to a third-party as compensation for a license granted by such third-party, pursuant to a license agreement. with TPT Co., Ltd This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Services Provided

•
On January 28, 2014 we issued 800,000 shares for services to Jung Young Lee. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On January 28, 2014 we issued 3,600,000 shares for services to JeongYoul Choi. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

•
On January 28, 2015 we issued 295,775 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On February 13, 2015 we issued 300,000 shares for consulting services to Princeton Research Inc. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Stock Swap

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

•
On July 28, 2014 we issued 1,008,153 shares for the exchange of 17,325 stocks of LGM., Ltd., which was owned by YeunSik Wi. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•	On July 28, 2014 we issued 929,072 shares for the exchange of 15,966 stocks of LGM., Ltd., which was owned by Duk Ho Kang. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•
On July 28, 2014 we issued 2,000,012shares for the exchange of 34,370 stocks of LGM., Ltd., which was owned by Joon Ho Kim. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

   Debt Conversion

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

Capital Increases

•
On February 4, 2015 we issued 5,693,165 shares to Yong Woo Kim, according to the security purchase agreement in the amount of $305,723; This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

•
On February 4, 2015 we issued 4,754,655 shares to Mi Sun Jung according to the security purchase agreement in the amount of $255,325; This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

•
On February 4, 2015 we issued 4,476,443shares to Yong Woo Kim, according to the security purchase agreement in the amount of $240,385. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended

ITEM  6.  SELECTED  FINANCIAL  DATA

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

The specific goals of the Company over the next twelve months include:

●	• Focus on the capitalization of the Company;
●	• Focus on the sale of the E-Boats and E-Box;
●	• Business development in China by establishing joint venture company in China, and in Japan;
●	• Continue with R&D of our EV’s, electric boats, and related products as capital permits.

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

Recent Business Developments

On July 1, 2014, the Company acquired all of the outstanding common stock of LGM Co. Ltd., a corporation incorporated in the Republic of Korea (“LGM”), from LGM’s shareholders, which represents  813,747 shares of LGM common stock, in exchange for  47,352,450 shares of the Company's common stock (the “Transaction”) pursuant to the Share Swap Agreement entered into by and between LGM and the Company (the “Agreement”). Pursuant to the Agreement, LGM became a wholly-owned subsidiary of the Company.

Results of Operations for the Twelve Months Ended December 31, 2014 compared to the Twelve Months Ended Decembers 31, 2013

Revenues

Sales for the year ended December 31, 2014 were $693,096 compared to $0 for the year ended December 31, 2013, reflecting an increase of $693,096. All of this is revenue from our newly acquired subsidiary LGM Co., LTD.

Cost of Sales

Costs of sales were $379,066 for the year ended December 31, 2014 compared to $0 for the year ending December 31, 2013, reflecting the cost sales generated in our newly acquired subsidiary LGM Co., LTD.

Operating Expenses

During the year ended December 31, 2014, we incurred $3,468,599 in expenses, compared to $882,541 in the period ended December 31, 2013. The increase in expenses for this current year is attributable to a increases in salaries and benefits as well is increased research and development expenses in 2014 as the company continues to explore new products. The detail is provided in the table below.

Expenses for the fiscal year 2014 and 2013 consisted of the following:

	Year Ended
Expenses:	December 31, 2013	December 31 2013

Salaries and Benefits	$1,476,145	$358,381
Consulting and Service Fees	$-0-	$276,513
Research and Development	$1,027,676	$65,070
Selling, General and Administrative	$964,788	$182,577

Total	$3,468,599	$882,541

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

Other Income (Expenses)

During the year ended December 31, 2013 the company had net non operating expense of $362,062 and for the year ended December 31, 2012 net non operating income of $1,058,582, a decrease of $1,420,644. During the 2012 fiscal year the Company had a net non operating income largely from the result of the forgiveness of debt  for $1,309,028.  There was also stock sold for a profit of $52,893. These gains were offset in part by interest expense of $136,775 in 2013 and $197,634 in 2012 and miscellaneous items.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total assets at December 31, 2014 were $1,395,845 and total current liabilities were $4,298,455, all of which were current.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(21,357,211) as of December 31, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2014, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.  A material  weakness is a deficiency, or a combination of control deficiencies, in internal  control  over  financial  reporting  such  that  there is a reasonable possibility  that  a  material  misstatement  of our annual or interim financial statements  will  not  be  prevented  or  detected  on  a  timely  basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER  INFORMATION

None.

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTOR  AND  EXECUTIVE  OFFICER  SUMMARY

The following persons are our executive officers and directors as of March 31, 2014, and hold the positions set forth opposite their respective names.

NAME OF DIRECTOR OR OFFICER	AGE	POSITION

Jun Heng Park	44	Co-Chief Chief Executive Officer, President and Co-Chairman
Shi Chul (Robert) Kang	54	Co-Chief Executive Officer and Co-Chairman
Jeongyoul Choi	45	Chief Financial Officer and Director

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

Jeongyoul Choi – Director

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

Position	Year	Salary			Awards		Awards	Comp	Total
Jun Heng Park (1)	2013		$300,000	$	Nil	$	Nil	$	$
	2014		$400,000	$	Nil	$	Nil	$		$400,000

Thomas Cheong (4)	2013		$150,000	$	Nil	$	Nil	$		$150,000
	2014	$		$	Nil	$	Nil	$	$

Shi Chul Kang (2)	2013		$70,000	$	Nil	$	Nil	$		$70,000
	2014		$400,000	$	Nil	$	Nil	$		$400,000

JeongYoul Choi (3)	2014		$300,000	$	Nil	$	Nil	$		$300,000

(1) Jun Heng Park was appointed the Company’s Co-CEO and Co-President on October 15, 2012.

(2) Shi Chul Kang was appointed Co-Ceo on November 4, 2013.

(3) JeongYoul Choi was appointed the Company’s CFO on July 17, 2014.

(4) Thomas Cheong was the Company CFO from July 24, 2013 until July 2, 2014.

Employment Agreements with Executive Officers

On January 1, 2014, Co-CEO Jun Heng Park agreed to enter into a one year employment agreement with the Company. The agreed annual compensation is $400,000 for services.

On November  4, 2013, Co-CEO Shi Chul Kang agreed to enter into a one year employment agreement with the Company. The agreed annual compensation is $400,000 for services.

On January 1, 2014, CFO Jong Youl Choi agreed to enter into a one year employment agreement with the Company. The agreed annual compensation is $300,000 for services.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2014.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jun Heng Park(1)									$	Nil

Thomas Cheong (4)									$	Nil

JeongYoul Choi(3)									$	Nil

Shi Chul Kang(2)									$	Nil

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jun Heng Park(1)							Nil
Jeongyoul Choi(3)							Nil
Thomas Cheong(4)							Nil
Shi Chul Kang(2)							Nil

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee.  Our entire board of directors participated in deliberations concerning  executive  officer compensation.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31, 2014.  The table shows the amount of shares owned by:

(1)     each  person known to us who owns beneficially more than five percent of the  outstanding shares of any class of the Company's stock, based on the number of  shares  outstanding  as  of  December 31,  2014;

(2)     Each of the Company’s Directors and Executive Officers; and

(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

IDENTITY OF PERSON OR GROUP	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENT OF SHARES BENEFICIALLY OWNED(1,2)	CLASS

Jun Heng Park(2)
Co-CEO and President	7,600,000	5.48%	Common

Jun Hee Won
	20,396,223	14.71%	Common

Jun Heng Park(2)
Co-CEO and President	2,185,000	1.58%	Common

Officers and Directors as a group (4 persons)	9,785,000	7.06%	Common

(1)  The  percentage  of  shares  owned  is  based  on 138,624,206 shares being outstanding  as  of  December 31, 2014.  If  the beneficially owned shares of any individual  or  group in the above table include any options, warrants, or other rights  to purchase shares in the Company's stock, such right to purchase share is disclosed  by  footnote  below and the percentage of shares owned includes  such  shares  as  if  the  right  to purchase had been duly exercised.

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

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013
Audit fees	$24,750	$14,750
Audit-related fees
Tax fees
All other fees	7,500	7,500

Total fees	$32,250	$22,250

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Amended Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form 10 filed on December 10, 2008)
3.2	Restates Bylaws (Incorporated by reference to the Company’s Registration Statement on Form 10 filed on December 10, 2008)
10.1	Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated August 10, 2012 (incorporated by reference from the Company’s Quarterly Report on From 10-Q filed November 23, 2012)
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
10.7
Investor Relations Program Agreement between Leo Motors, Inc. and JSR Partners Limited, dated April 15, 2014 (incorporated by reference from the Company Annual Report on Form 10-K filed on July 8, 2015)

10.8	Share Swap Agreement by and between Leo Motors, Inc. and LGM Co. Ltd., dated as of July 1, 2014(incorporated by reference from the Company Annual Report on Form 10-K filed on April 25, 2014)
10.9	Form of Securities Purchase Agreement(incorporated by reference from the Company Annual Report on Form 10-K filed on August 6, 2015)
10.10
Non-exclusive Execution Rights on Patent Technology Settlment& Registration Contract, dated September 19, 2014, by and between Leo Motors, Inc. and TPT, Co., Ltd. (incorporated by reference from the Company Annual Report on Form 10-K filed on September 25, 2014)

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

Leo Motors, Inc.

March 31, 2015	By:	/s/ Jun Heng Park
Jun Heng Park
Chief Executive Officer (Principal Executive Officer) and Director

March 31, 2015	By:	/s/ JeongYoul Choi
JeongYoul Choi
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jun Heng Park
Jun Heng Park	Co-Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2015

/s/ JeongYoul Choi
JeongYoul Choi	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 31, 2015

/s/ Shi Chul Kang		March 31, 2015
Shi Chul Kang	Co-Chief Executive Officer

John Scrudato CPA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leo Motors, Inc.

We have audited the accompanying balance sheet of Leo Motors, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leo Motors, Inc. at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
March 23, 2015

                                                                    7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	12/31/2014	12/31/2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$217,178	$1,774
Accounts receivable	542,210	0
Inventories	279,783	0
Prepayment to suppliers	306,969	197,973
Other current assets	49,705	5,463
Total Current Assets	1,395,845	205,210
Fixed assets, net	38,620	35,996
Deposit	51,601	76,321
Other non-current assets	63,831	63,831
Investments	0	762,000
Goodwill	2,444,558	0
Total Assets	$3,994,455	$1,143,358
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$2,152,951	$702,983
Short term borrowings	448,801	167,373
Advance from customers	40,951	435,439
Due to related parties	150,637	150,637
Taxes payable	159,478	143,210
Notes Payable net of discount of $275,176	526,257	0
Derivative liability	819,922	0
Total Current Liabilities	4,298,997	1,599,642
Accrued retirement benefits	2,150	62,036
	145,316	0
Total Liabilities	4,446,463	1,661,678
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 220,000,000 shares authorized); 138,624,206 and 67,833,662 shares issued and outstanding at December 31, 2014 and December 31, 2013	138,624	67,834
Additional paid-in capital	17,723,248	13,290,081
Accumulated other comprehensive income	511,229	468,330
Accumulated loss	(21,357,211)	(16,871,850)
Total Equity(Deficit) Leo Motors, Inc.	(2,984,110)	(3,045,605)
Non-controlling interest	2,532,102	2,527,285
Total Equity(Deficit)	(452,008)	(518,320)
Total Liabilities and Equity(Deficit)	$3,994,455	$1,143,358

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$693,096	$0

Cost of Revenues	379,066	0
Gross Profit	314,030	0

Operating Expenses	3,468,599	875,901
Income(loss) from Continuing Operations	(3,154,569)	(875,901)

Other Income (Expenses)
Interest expense	(569,584)	(136,775)
Investment impairment	(762,000)	0
Derivative income	5,609	0
Non-Operating (expense) income	0	(225,287)
Total Other Income (Expenses)	(1,325,975)	(362,062)

Income(loss) from Continuing Operations Before Income Taxes	(4,480,544)	(1,237,963)

Income Tax Expense	0	6,640
Net Income(Loss)	$(4,480,544)	$(1,244,603)

Income(loss) attributable to non-controlling interest	$4,817	$(612,432)

Net Income(Loss) Attributable To Leo Motors, Inc.	(4,485,361)	(632,171)

Other Comprehensive Income:
Net Income(loss)	$(4,485,361)	$(632,171)
Unrealized foreign currency translation gain	(42,899)	(1,545)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(4,528,260)	$(633,716)
Net Loss per Common Share:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
Weighted Average Common Shares Outstanding:
Basic	$107,700,959	$60,220,851
Diluted	$122,625,222	$61,660,506

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
	For the Years Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,480,544)	$(1,244,603)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,470	15,157
Loss on conversion of debt	24,376	0
Amortization debt discount	340,568	53,748
Loss on derivative liabilites	(5,607)	0
Foreign currency translation	42,899	(1,545)
Stock-based compensation	284,643	203,490
Impaiment of investment	762,000	0
Changes in assets and liabilities:
Accounts Receivable	(542,210)	0
Inventories	(279,783)	235,255
Prepayment to suppliers	(108,996)	105,484
Other assets	(19,522)	(4,863)
Accounts payable, other payables and accrued expenses	1,033,656	(186,109)
Accrued retirement benefits	(59,886)	(29,635)
Advances from customers	(394,488)	(10,016)
Taxes payable	12,628	(15,178)
Net cash used in operating activities:	(3,370,796)	(878,815)
Cash flows from investing activities:
Investment in equipment	(16,846)	0
Long term investments	0	(308,895)
Net cash provided(used) in investing activities:	(16,846)	(308,895)
Cash flows from financing activities:
Proceeds from issuance of stock	2,801,613	0
Proceeds from notes payable	801,433	247,344
Payments on notes payable	0	(36,735)
Contribution of minority interest	0	548,568
Net cash provided(used) by financing activities:	3,603,046	759,177
NET DECREASE IN CASH AND CASH EQUIVALENTS	215,404	(428,533)

Cash and cash equivalents - beginning of year	1,774	430,307

Cash and cash equivalents - end of year	$217,178	$1,774
Supplemental disclosure of cash flow activities:
Interest	$0	$0
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Debt discount due to derivative liability	$569,584	$0
Common stock issued for investments	$0	$190,000
Conversion of debt for common stock	$98,496	$240,000
Common stock issued for services	$284,643	$203,490

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (AUDITED)

	Common Stock		Additional		Accumulated Other	Non-	Total
	Number of		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Stocks	Amount	Capital	Loss	Income	Interest	Equity

Balance, December 31, 2012	56,763,623	56,764	$12,564,656	$(16,239,679)	$469,875	$2,584,431	$(563,953)

Stock-based compensation	4,151,707	4,152	199,338	-	-	-	203,490

Stock Issued in payment of debt	2,918,332	2,918	340,087	-	-	-	343,005

Stock Issued for investment	4,000,000	4,000	186,000	-	-	-	190,000

Minority interest contributions	-	-	-	-	-	555,286	555,286

Net loss for the year 2013	-	-	-	(632,171)	-	(612,432)	(1,244,603)

Foreign currency translation adjustment	-	-	-	-	(1,545)		(1,545)

Balance, December 31, 2013	67,833,662	67,834	13,290,081	(16,871,850)	468,330	2,527,285	(518,320)

Stock-based compensation	16,610,000	16,610	1,395,854	-	-	-	1,412,464

Stock Issued in payment of debt	5,965,990	5,965	278,678	-	-	-	284,643

Stock Issued for investment	45,977,264	45,978	2,758,635	-	-	-	2,804,613

Minority interest contributions	2,237,290	2,237	-	-	-	0	2,237

Net loss for the year 2014	-	-	-	(4,485,361)	-	4,817	(4,480,544)

Foreign currency translation adjustment	-	-	-	-	42,899		42,899

Balance, December 31, 2014	138,624,206	$138,624	$17,723,248	$(21,357,211)	$511,229	$2,532,102	$(452,008)

See accompanying notes to consolidated financial statements

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF DECEMBER 31, 2014 AND 2013

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

On November 10, 2012 the Company and  PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., have signed a contract to supply an independent solar power system grafted with Leo Motors' E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company will have a 10% interest in the overall project. This project has incurred an impairment charge as details in these footnotes.

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

NOTE 2 - POLICIES

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF DECEMBER 31, 2014 AND 2013

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF DECEMBER 31, 2014 AND 2013

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets.

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF DECEMBER 31, 2014 AND 2013

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

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF DECEMBER 31, 2014 AND 2013

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2014 and 2013:

	For the years ended
	12/31/2014	12/31/2013

Net Income (Loss)	$(4,480,544)	$(1,244,603)

Weighted-average common stock Outstanding - basic	107,700,959	60,220,851
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	14,924,263	1,439,655
Weighted-average common shares
outstanding- Diluted	122,625,222	61,660,506

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF DECEMBER 31, 2014 AND 2013

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $150,637 at December 31, 2014 and 2013.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of December 31, 2014 and 2013, the balance of payments received in advance was $306,969 and $ 197,973, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of  as of December 31, 2014 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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
AS OF DECEMBER 31, 2014 AND 2013

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments
The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the years ending December 31, 2014 through December 31, 2017 are listed on the table below.

For the Year	Amount
Ending

2015	40,000
2016	40,000
2017	0

Total Commitment	$80,000

 (b) Strategic Investment

On November 10, 2012 the Company and PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., have signed a contract to supply an independent solar power system grafted with Leo Motors' E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company had a commitment to raise $1,000,000 to fulfill its part of the contract for strategic investment. This investment was impaired in full as of December 31, 2014 and completion of the project looks doubtful.

NOTE 8 - INVENTORIES

Inventories at December 31, 2014 and  2013 consist of the following:
	31-Dec-14	31-Dec-13
	US$	US$
Raw material	$0	$0
Work in process	279,783	0
Finished goods	0	0
	$279,783	$0

LEO MOTORS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMANTS
AS OF DECEMBER 31, 2014 AND 2013

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at  December 31, 2014 and 2013:

	31-Dec-14	31-Dec-13
Vehicles	$7,581	$7,581
Tools	12,906	12,906
Office	79,963	79,963
Facility equipment	157,966	110,132

Total property and equipment	258,416	210,582

Accumulated depreciation	(219,796)	(174,586)
Property and equipment, net	$38,620	$35,996

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $19,470 and $15,157,  respectively.

NOTE 10 - INVESTMENTS

During 2012 the Company started its investment in a housing project in the Republic of the Congo which will use our E-Box power storage device. To date as of September 30, 2014, $270,000 had been invested with additional amounts to be added as described in note 8. This 10% interest has been recorded using the cost investment of accounting for investments. During the year ended December 31, 2014  the completion of this project has come into question. Due to this and other factors the Company has impaired the investments in full with a charge off of $762,000.

NOTE 11 - SHORT TERM BORROWINGS

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At December 31, 2014 the Company had short term borrowings of $448,801. The notes are short term working capital advances that have been advanced to their Korean Subsidiary from various local parties. These advances are due on demand carry  no interest rate and no collateral.

Additionally the company has borrowed $801,433 in short term convertible notes at a 4% interest rate. These funds were used to fund expansion of our LGM acquisition earlier this year. The derivative components are detailed in footnote 15 and these loans were completely converted in February 2015 into 14,924,263 shares of our common stock.

NOTE 12 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; an NOL of $21,357,211 had accumulated at December 31, 2014 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $1,523,385 during the year ended December 31, 2014.

Total
Deferred Tax Assets	$7,261,452
Realization Allowance	(7,261,452)
Balance Recognized	$-

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 13 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company determined that none of its long-term assets at December 31, 2014 or 2013 were impaired.

	31-Dec-14	31-Dec-13
Patents	$63,554	$63,554
Trademarks	277	277
Intangible assets	63,831	63,831
Less: impairments	0	0
Intangible assets, net	$63,831	$63,831

NOTE 14 -  SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2014 and 2013, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

NOTE 15 – DERIVATIVE LIABILITY

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with one of the Company’s convertible promissory notes. The convertible promissory note was issued on July 31, 2014, (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of July 31, 2014 and December 31, 2014, the estimated fair value of derivative liability was determined to be $825,529 and $819,922, respectively. On July 31, 2014, the derivative liability was recognized with a debt discount of $825,529. During the six months ended December 31, 2014, amortization of $550,353 was recorded against the discount. The change in the fair value of derivative liabilities for the year ended December 31, 2014 was $5,609 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

	Fair Value Measurement Using
Carrying Value	Level 1	Level 2	Level 3	Total
819,922	-	-	819,922	819,922
$819,922	$-	$-	$819,922	$819,922

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2014:

Derivative Liability
Fair value, December 31, 2013	$-
Additions	825,529
Change in fair value	(5,609)
Transfers in and/or out of Level 3	-
Fair value, September 30, 2014	$819,922