Form 10-Q
period 2015-03-31
Leo Motors, Inc.
filed 2015-05-20
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 157,196,947 shares.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	3/31/2015	12/31/2014
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$466,458	$217,178
Accounts receivable	952,378	542,210
Inventories	295,159	279,783
Prepayment to suppliers	297,720	306,969
Other current assets	228,192	49,705
Total Current Assets	2,239,907	1,395,845
Fixed assets, net	185,984	38,620
Deposit	227,896	51,601
Intangible assets	63,831	63,831
Goodwill	3,057,003	2,444,558
Total Assets	$5,774,621	$3,994,455
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$3,313,266	$2,152,951
Short term borrowings	471,689	448,801
Advance from customers	44,035	40,951
Due to related parties	116,617	150,637
Taxes payable	241,021	159,478
Notes Payable current portion	353,747	526,257
Derivative liability	0	819,922
Total Current Liabilities	4,540,375	4,298,997
Accrued retirement benefits	2,075	2,150
Notes Payable	327,701	145,316
Total Liabilities	4,870,151	4,446,463
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 220,000,000 shares authorized); 154,144,244 and 138,624,206 shares issued and outstanding at March 31, 2015 and December 31, 2014	154,144	138,624
Additional paid-in capital	19,396,940	17,723,248
Accumulated other comprehensive income	507,974	511,229
Accumulated loss	(21,883,963)	(21,357,211)
Total Equity(Deficit) Leo Motors, Inc.	(1,824,905)	(2,984,110)
Non-controlling interest	2,729,375	2,532,102
Total Equity(Deficit)	904,470	(452,008)
Total Liabilities and Equity(Deficit)	$5,774,621	$3,994,455

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues	$42,771	$0

Cost of Revenues	0	0
Gross Profit	42,771	0

Operating Expenses	358,411	1,237,447
Income(loss) from Continuing Operations	(315,640)	(1,237,447)

Other Income (Expenses)
Interest expense	(280,975)	(29,028)
Non-Operating (expense) income	1,197	7
Total Other Income (Expenses)	(279,778)	(29,021)

Income(loss) from Continuing Operations Before Income Taxes	(595,418)	(1,266,468)

Income Tax Expense	0	0
Net Income(Loss)	$(595,418)	$(1,266,468)

Income(loss) attributable to non-controlling interest	$(68,666)	$(122,209)

Net Income(Loss) Attributable To Leo Motors, Inc.	(526,752)	(1,144,259)

Other Comprehensive Income:
Net Income(loss)	$(526,752)	$(1,144,259)
Unrealized foreign currency translation gain	(3,255)	(1,094)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(530,007)	$(1,145,353)
Net Loss per Common Share:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	$149,069,490	$72,000,239
Diluted	$149,972,010	$73,180,679

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(595,418)	$(1,266,468)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,500	4,507
Amortization debt discount	275,176	26,872
Foreign currency translation	(3,255)	(1,094)
Stock-based compensation	38,820	1,129,500
Changes in assets and liabilities:
Accounts Receivable	(410,168)	0
Inventories	(15,376)	(22,951)
Prepayment to suppliers	9,249	15,399
Other assets	(178,487)	(460)
Accounts payable, other payables and accrued expenses	1,160,315	102,738
Accrued retirement benefits	(75)	(17,414)
Advances from customers	3,084	0
Taxes payable	81,543	3,359
Net cash used in operating activities:	369,908	(26,012)
Cash flows from investing activities:
Investment in equipment	(151,864)	0
Payments on deposits	(176,295)
Net cash provided(used) in investing activities:	(328,159)	0
Cash flows from financing activities:
Proceeds from notes payable	201,380	25,089
Payments on notes payable	(22,886)	0
Proceeds from issuance of warrants	29,037	0
Net cash provided(used) by financing activities:	207,531	25,089
NET DECREASE IN CASH AND CASH EQUIVALENTS	249,280	(923)

Cash and cash equivalents - beginning of year	217,178	1,774

Cash and cash equivalents - end of year	$466,458	$851
Supplemental disclosure of cash flow activities:
Interest	$0	$0
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Conversion of derivative liability	$819,922	$0
Goodwill on acquisition	$641,687	$0
Conversion of debt for common stock	$801,433	$0
Common stock issued for services	$38,820	$1,129,500

"See accompanying notes to consolidated financial statements"

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

On March 29, 2015 the Company acquired a 50% interest in both Leo Motors Factory 1 and 2 which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired a 50% interest in Leo Trade(formerly Erum Motors) specializing in trading luxury cars. With these acquisitions, Leo Motors will develop Korea’s first “Electric Vehicle Repair Shop” which will repair Hybrid cars as well as pure electric cars for large auto makers. Leo Motors will additionally add major Electric Vehicle dealerships to Leo Trade. Currently acquired Leo Motors Factory 1and 2 do not have EV repair technology and Leo Motors provides this technology for them. . Leo Motors is currently working with Leo Trade to build Electric Vehicle dealerships. These acquired entities will be presented on a consolidated basis as the parent company has significant control of the business through the Board of Directors which can decide decisions split on strictly on common share ownership percentages.

NOTE 2 – POLICIES

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the three months ended March 31, 2015 and 2014:

	For the three months ended
	3/31/2015	3/31/2014

Net Income (Loss)	$(595,418)	$(1,266,468)

Weighted-average common stock Outstanding - basic	149,069,490	72,000,239
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	902,520	1,180,440
Weighted-average common shares
outstanding- Diluted	149,972,010	73,180,679

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $116,617 at March 31, 2015 and $150,637 at December 31, 2014.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of March 31, 2015 and December 31, 2014, the balance of payments received in advance was $297,720 and $ 306,969, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of  as of March 31, 2015 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments
The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the years ending December 31, 2015 through December 31, 2017 are listed on the table below.

For the years	Amount
Ending

2015	40,000
2016	30,000
2017	0

Total Commitment	$70,000

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

NOTE 8 - INVENTORIES

Inventories consist of the following:

	31-Mar-15	31-Dec-14
	US$	US$
Raw material	$0	$0
Work in process	295,159	279,783
Finished goods	0	0
	$295,159	$279,783

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	31-Mar-15	31-Dec-14
Vehicles	$114,680	$7,581
Tools	92,612	12,906
Office	107,100	79,963
Facility equipment	210,502	157,966

Total property and equipment	524,894	258,416

Accumulated depreciation	(338,910)	(219,796)
Property and equipment, net	$185,984	$38,620

Depreciation expense for the three months ended March 31, 2015 and 2014 amounted to $4,500 and $4,507,  respectively.

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

NOTE 11 - SHORT TERM BORROWINGS AND NOTES PAYABLE

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At December 31, 2014 the Company had short term borrowings of $448,801. The notes are short term working capital advances that have been advanced to their Korean Subsidiary from various local parties. These advances are due on demand carry  no interest rate and no collateral.

Additionally the company has borrowed $819,922 in short term convertible notes at a 4% interest rate. These funds were used to fund expansion of our LGM acquisition earlier this year. The derivative components are detailed in footnote 15 and these loans were completely converted in February 2015 into 14,924,263 shares of our common stock.

NOTE 12 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; an NOL of $21,952,629 had accumulated at March 31, 2015 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $1,523,385 during the three months ended March 31, 2015.

Total
Deferred Tax Assets	$7,463,894
Realization Allowance	(7,463,894)
Balance Recognized	$-

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 13 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company increased goodwill as a result of its first quarter acquisitions by $641,687 and also  determined that none of its long-term assets at March 31, 2015 and December 31, 2014 were impaired.

	31-Mar-15	31-Dec-15
Patents	$63,554	$63,554
Trademarks	277	277
Goodwill	3,086,245	2,444,558
Intangible assets	3,150,076	2,508,389
Less impairments	0	0
Intangible assets, net	$3,150,076	$2,508,389

NOTE 14 -  SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended March 31, 2015 and 2014, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

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

As of March 31, 2015 and December 31, 2014, the estimated fair value of derivative liability was determined to be $0 and $819,922, respectively. On July 31, 2014, the derivative liability was recognized with a debt discount of $825,529. During the three months ended March 31, 2015, the loan was converted to common stock and the remaining unamortized debt discount of $275,176 was recorded against as a charge to interest expense.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet:

Fair Value Measurement Using
Carrying Value	Level 1	Level 2	Level 3	Total
-0-	-	-	-0-	-0-
$-0-	$-	$-	$-0-	$-0-

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015:

Derivative Liability
Fair value, December 31, 2014	$819,922
Additions	-0-
Change in fair value	-0-
Transfers in and/or out of Level 3	(819,922)
Fair value, March 31, 2015	$-0-

NOTE 16 - ACQUISITIONS

On March 29, 2015 the Company acquired a 50% interest in both Leo Motors Factory 1 and 2 which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired a 50% interest in Leo Trade(formerly Erum Motors) specializing in trading luxury cars.  The consolidation of these acquisitions is presented below.

Leo Motors consolidation	LEO Motors	LEO Motors	LGM	LEO Motors	LEO Motors	LEO Trade	ELIM	Consolidated
March 31, 2015	US	Korea		Factory 1	Factory 2	(f/k/a/ Erum)	ENTRIES	Statements
All numbers shown in US Dollars							DR(CR)	3/31/2015
ASSETS
Cash and cash equivalents	$374	67853	211,957	91,187	2914	92173	0	466,458
Accounts receivable	0	0	476,777	8,754	48,425	418,422	0	952,378
Inventories	0	0	295,159	0	0	0	0	295,159
Prepayment to suppliers	0	137,236	160,484	0	0	0	0	297,720
Other current assets	0	7,297	57,403	1,595	125,212	36,685	0	228,192
Total Current Assets	374	212,386	1,201,780	101,536	176,551	547,280		2,239,907

Fixed assets, net	6,744	10,530	16,846	63,683	88,181	0	0	185,984
Deposit	0	46,234	22,637	4,804	145,196	9,025	0	227,896
Intangible assets	0	63,831	0	0	0	0	0	63,831
Goodwill	0	0	0	0	0	0	3,057,003	3,057,003
Investment in subsidiaries	8,089,368	0	0	0	0	0	-8,089,368	0
Total Non-Current Assets	8,096,112	120,595	39,483	68,487	233,377	9,025		3,534,714

Total Assets	$8,096,486	332,981	1,241,263	170,023	409,928	556,305	-5,032,365	5,774,621
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,139,889	1,060,342	291,900	97,840	307,112	416,183	0	3,313,266
Short term borrowings	0	256,392	183,245	32,052	0	0	0	471,689
Advance from customers	0	30,381	9,141	0	4,513	0	0	44,035
Due to related parties	0	116,617	0	0	0	0	0	116,617
Taxes payable	0	137,780	10,673	13,559	78,783	226	0	241,021
Notes Payable current portion	0	0	0	0	0	353,747	0	353,747
Total Current Liabilities	1,139,889	1,601,512	494,959	143,451	390,408	770,156		4,540,375

Long Term Notes	0	36,698	117,075	0	173,928	0	0	327,701
Accrued severance benefits	0	2,075	0	0	0	0	0	2,075

Total Liabilities	1,139,889	1,640,285	612,034	143,451	564,336	770,156		4,870,151
Stockholders' Equity:
Common stock	154,144	2,831,276	284,870	90,253	135,379	180,505	(3,522,283)	154,144
Additional paid-in capital	21,253,084	1,831,184	1,285,902	0	0	0	(4,973,230)	19,396,940
Accumulated other comprehensive income	277,678	225,403	4,893	0	0	0	0	507,974
Accumulated loss	(14,728,309)	(6,195,167)	(946,436)	(63,681)	(289,787)	(394,356)	733,773	(21,883,963)
Total Stockholders' Deficit attributable to LEO MOTORS, INC.	6,956,597	(1,307,304)	629,229	26,572	(154,408)	(213,851)		(1,824,905)
Non-controlling interest	0	0	0	0	0	0	2,729,375	2,729,375
Total Stockholders' Deficit	6,956,597	(1,307,304)	629,229	26,572	(154,408)	(213,851)		904,470
Total Liabilities and Stockholders' Deficit	$8,096,486	332,981	1,241,263	170,023	409,928	556,305	(5,032,365)	5,774,621

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

On March 31, 2015, the Company acquired by merger 50% of three companies; Leo Motors Factory I, Leo Motors Factory II, and Erum Motors, through capital investment.  Leo Motors Factory 1 and 2 are auto repair shops which are specialized in repairing hand-made luxury cars. Erum is specialized in trading luxury cars. These companies are making revenues successfully. And their revenues will be consolidated as the revenue of Leo Motors. With the acquisitions, Leo Motors will develop the Korea’s first “Electric Vehicle Repair Shop” which will repair Hybrid cars as well as pure electric cars for large auto makers. And Leo Motors will add major EV dealerships to Erum.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Quarter Ended March 31, 2015

Revenues

Sales for the three months ended March 31, 2015 were $42,771 compared to $0 for the three months ended March 31, 2014, an increase of $42,771. The Company is currently restructuring its product line in conjunction with its acquired subsidiaries.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	March 31,	March 31,
Total General and Administrative Expenses:	2015	2014

Salaries and Benefits	$126,456	$1,129,500
Consulting and Service Fees	54,324	71,905
Selling, General and Administrative	177,631	36,042
Total	$358,411	$1,237,447

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

Other Income (Expenses)

During the three months ended March 31, 2015, we incurred $279,778 in net other expenses, compared to $0 in the three months ended March 31, 2014 a decrease of $29,021. [Interest expense increased by $251,947 for the period based on increased borrowing.

Net Income (Loss)

The net loss for the three months ending March 31, 2015 decreased to $595,418 from $1,266,468 for the three months ending March 31, 2015, an decrease of $671,050. As outlined above the Company has had very limited sales as it restructures its product lines.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total assets at March 31, 2015 were $5,831,807 and total current liabilities were $4,540,373.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(21,856,019) as of March 31, 2015.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of March 31, 2015, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.  A material  weakness is a deficiency, or a combination of control deficiencies, in internal  control  over  financial  reporting  such  that  there is a reasonable possibility  that  a  material  misstatement  of our annual or interim financial statements  will  not  be  prevented  or  detected  on  a  timely  basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

• On February 4, 2015 we issued 295,775 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On February 4, 2015 we issued 5,693,165 shares to Mr. Yong Woo Kim in conversion of outstanding debt in the amount of $305,723. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

 • On February 4, 2015 we issued 4,754,655 shares to Mr. Mi Sun Jung in conversion of outstanding debt in the amount of $ 255,325. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

• On February 4, 2015 we issued 4,476,443 shares to Mr. Yong Woo Kim in conversion of outstanding debt in the amount of $240,385. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

• On February 13, 2015 we issued 300,000 shares for consulting services to Princeton Research. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On April 21, 2015 we issued 1,801,802 shares to Mr. Uk Hee Jo in conversion of cash investment in the amount of $180,180.20. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

• On April 21, 2015 we issued 900,901 shares to Mr. Chul Hun Choi in conversion of cash investment in the amount of $90,090.10. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

• On April 27, 2015 we issued 350,000 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

Leo Motors, Inc.

May 20, 2015	By:	/s/ Jun Heng Park
Jun Heng Park
Chief Executive Officer (Principal Executive Officer) and Director

May 20, 2015	By:	/s/ JeongYoul Choi
JeongYoul Choi
Chief Financial Officer (Principal Financial and Accounting Officer) and Director