Form 10-Q
period 2015-06-30
Leo Motors, Inc.
filed 2015-08-14
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                ______________ to ________________

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	95-3909667
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

3F Bokwang Bldg., Seowoon-ro 6 Gil 14, Seocho-Gu, Seoul, Republic of Korea	137-863
(Address of principal executive offices)	(Zip Code)

+83 31 796 8870
(Registrant’s telephone number, including area code)

Not applicable
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

The number of shares of the registrant’s common stock outstanding as of August 13, 2015 was 158,114,476  shares.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	6/30/2015	12/31/2014
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$462,305	$217,178
Accounts receivable	1,705,296	542,210
Inventories	556,134	279,783
Prepayment to suppliers	277,414	306,969
Other current assets	195,968	49,705
Total Current Assets	3,197,117	1,395,845
Fixed assets, net	204,729	38,620
Deposit	346,255	51,601
Intangible assets	63,831	63,831
Goodwill	3,057,003	2,444,558
Total Assets	$6,868,935	$3,994,455
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$4,387,620	$2,152,951
Short term borrowings	873,977	448,801
Advance from customers	38,661	40,951
Due to related parties	142,209	150,637
Taxes payable	371,186	159,478
Notes Payable current portion	176,121	526,257
Derivative liability	0	819,922
Total Current Liabilities	5,989,774	4,298,997
Accrued retirement benefits	2,301	2,150
Notes Payable Long Term	0	145,316
Total Liabilities	5,992,075	4,446,463
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 220,000,000 shares authorized); 158,052,738 and 138,624,206 shares issued and outstanding at June 30, 2015 and December 31, 2014	158,053	138,624
Additional paid-in capital	20,065,730	17,723,248
Accumulated other comprehensive income	768,393	511,229
Accumulated loss	(22,913,023)	(21,357,211)
Total Equity(Deficit) Leo Motors, Inc.	(1,920,847)	(2,984,110)
Non-controlling interest	2,797,707	2,532,102
Total Equity(Deficit)	876,860	(452,008)
Total Liabilities and Equity(Deficit)	$6,868,935	$3,994,455

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,408,968	$0	$1,451,739	$0

Cost of Revenues	613,729	0	613,729	0
Gross Profit	795,239	0	838,010	0

Operating Expenses	1,823,433	261,063	2,181,844	1,498,510
Income(loss) from Continuing Operations	(1,028,194)	(261,063)	(1,343,834)	(1,498,510)

Other Income (Expenses)
Interest expense	(29,326)	(29,276)	(310,301)	(58,297)
Non-Operating (expense) income	1,720	(24,376)	2,917	(24,376)
Total Other Income (Expenses)	(27,606)	(53,652)	(307,384)	(82,673)

Income(loss) from Continuing Operations Before Income Taxes	(1,055,800)	(314,715)	(1,651,218)	(1,581,183)

Income Tax Expense	0	0	0	0
Net Income(Loss)	$(1,055,800)	$(314,715)	$(1,651,218)	$(1,581,183)

Income(loss) attributable to non-controlling interest	$(26,739)	$(44,053)	$(95,405)	$(107,736)

Net Income(Loss) Attributable To Leo Motors, Inc.	(1,029,061)	(270,662)	(1,555,813)	(1,473,447)

Other Comprehensive Income:
Net Income(loss)	$(1,055,800)	$(314,715)	$(1,651,218)	$(1,581,183)
Unrealized foreign currency translation gain	0	5,600	0	4,506

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(1,055,800)	$(309,115)	$(1,651,218)	$(1,576,677)
Net Loss per Common Share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	$157,650,808	$83,384,649	$153,360,149	$77,692,489
Diluted	$157,650,808	$86,502,078	$153,360,149	$80,809,918

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,651,218)	$(1,581,183)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	137,463	12,344
Amortization debt discount	275,176	24,376
Foreign currency translation	257,164	42,096
Stock-based compensation	440,760	1,272,565
Changes in assets and liabilities:
Accounts Receivable	(1,163,086)	0
Inventories	(276,351)	(23,492)
Prepayment to suppliers	29,555	(208)
Other assets	(146,253)	(752)
Accounts payable, other payables and accrued expenses	2,234,669	227,364
Accrued retirement benefits	151	(28,017)
Advances from customers	(2,290)	0
Taxes payable	211,708	2,311
Net cash used in operating activities:	347,448	(57,102)
Cash flows from investing activities:
Investment in equipment	(118,359)	0
Payments on deposits	(176,295)	0
Net cash provided(used) in investing activities:	(294,654)	0
Cash flows from financing activities:
Common stock issuance	-	56,175
Proceeds from notes payable	425,176	0
Payments on notes payable	(261,880)	0
Proceeds from issuance of warrants	29,037	0
Net cash provided(used) by financing activities:	192,333	56,175
NET DECREASE IN CASH AND CASH EQUIVALENTS	245,127	(927)

Cash and cash equivalents - beginning of year	217,178	1,774

Cash and cash equivalents - end of year	$462,305	$847
Supplemental disclosure of cash flow activities:
Interest	$0	$0
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Conversion of derivative liability	$819,922	$0
Goodwill on acquisition	$612,445	$0
Conversion of debt for common stock	$801,433	$0
Common stock issued for services	$440,760	$1,129,500

"See accompanying notes to consolidated financial statements"

NOTE 1 - COMPANY BACKGROUND

 Leo Motors, Inc. (the “Company,” or “we”) is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

The Company was originally incorporated in California as N. Org., Inc. on December 12, 1983. The Company then underwent several name changes from Natural Organics Corporation to Classic Auto Accessories of North America and then to FCR Automotive Group, Inc. On September 20, 2004, the Company reincorporated  in  Delaware by merging into FCR Automotive Group,Inc.,  a  Delaware  corporation,  which  was  organized  on  September  8, 2004. On July  26,  2005,  the  Company acquired Shinil Precision Co., Ltd., a KoreanCompany,  as  its  operating  business  and on July 18, 2005, changed its name toShinil  Precision Machinery, Inc. to reflect its anticipated new business.  Uponfailure  of  certain  terms  and  conditions  of  the acquisition agreement, the Company  returned the shares of Shinil and recovered and cancelled the Company's shares  issued  in  the  acquisition. In 2012, the Company changed its domicile to Nevada.

The Company had been dormant since 1989, and consummated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007. Leozone has continued to operate as a separate subsidiary Leo Motors Co. Ltd. of Korea since that time.

On February 11, 2010, the Company acquired 50% of Leo B&T Corp., a South Korean corporation (“B&T”), from two shareholders of B&T in exchange for 7,000,000 shares of the Company’s common stock. Our ownership in B&T was reduced to 30% in 2011. Additionally, this investment was written down asan impairment expense during 2011 and the remaining investment was exchanged in 2012 for a return of Leo Motors stock.

On November 10, 2012, the Company signed an agreement withPDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., to supply an independent solar power system grafted with the Company’s E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company will have a 10% interest in the overall project. This project has incurred an impairment charge as details in these footnotes.

On July 1, 2014, the Company acquired all of the outstanding common stock of LGM Co. Ltd., a corporation incorporated in the Republic of Korea (“LGM”), from LGM’s shareholders, which represents 813,747 shares of LGM common stock, in exchange for 47,352,450 shares of the Company's common stock pursuant to the Share Swap Agreement entered into by and between LGM and the Company. Upon closing of the Share Swap Agreement, LGM became a wholly-owned subsidiary of the Company.

On March 31, 2015, the Company acquired 50% interest in each of Leo Motors Factory, Inc. (“Leo Factory 1”) and Leo Motors Factory 2, Inc. (“Leo Factory 2”) which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired 50% interest in Leo Trading Inc.(formerly Erum Motors, Inc.) (“Leo Trade”) specializing in the trading of luxury cars. These acquired entities will be presented on a consolidated basis as the parent company has significant control of the business through the Board of Directors which can decide decisions split on strictly on common share ownership percentages.

NOTE 2 - POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30 2015, the Company had not experienced impairment losses on its long-lived assets.

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2015 and 2014:

	For the six months ended
	6/30/2015	6/30/2014

Net Income (Loss)	$(1,651,218)	$(1,581,183)

Weighted-average common stock Outstanding - basic	153,360,149	77,692,489
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	0	3,117,429
Weighted-average common shares
outstanding- Diluted	153,360,149	80,809,918

Net Loss Per Share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $142,209 at June 30, 2015 and $150,637 at December 31, 2014.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of June 30, 2015 and December 31, 2014, the balance of payments received in advance was $277,414 and $ 306,969, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits as of June 30, 2015 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments
The Company leases its office space in Seoul in Korea which expires in August 2016. The minimum obligations under such commitments for the years ending December 31, 2015 through December 31, 2017 are listed on the table below.

For the years	Amount
Ending

2015	20,000
2016	30,000
2017	0

Total Commitment	$50,000

 (b) Strategic Investment

On October 12, , 2012, the Company signed a contract with PDI to supply an independent solar power system grafted with its E-Box power storage device for a housing project in DRC. The Company had a commitment to raise $1,000,000 to fulfill its part of the contract for strategic investment. This investment was impaired in full as of December 31, 2014 and completion of the project looks doubtful.

NOTE 8 - INVENTORIES

Inventories consist of the following:

	June 30, 2015	December 31, 2014
	US$	US$
Raw material	$0	$0
Work in process	556,134	279,783
Finished goods	0	0
	$556,134	$279,783

NOTE 9 - PROPERTY AND EQUIPMENT

 Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014

Vehicles	$146,268	$7,581
Tools	95,771	12,906
Office	109,447	79,963
Facility equipment	210,502	157,966

Total property and equipment	561,988	258,416

Accumulated depreciation	(357,259)	(219,796)
Property and equipment, net	$204,729	$38,620

Depreciation expense for the three months ended June 30, 2015 and 2014 amounted to $137,463 and $4,507,  respectively.

NOTE 10 - INVESTMENTS

During 2012 the Company started its investment in a housing project in the Republic of the Congo which will use our E-Box power storage device. As of September 30, 2014, $270,000 had been invested. This 10% interest has been recorded using the cost investment of accounting for investments. During the year ended December 31, 2014, the completion of this project has come into question. Due to this and other factors the Company has impaired the investments in full with a charge off of $762,000.

NOTE 11 - SHORT TERM BORROWINGS AND NOTES PAYABLE

The Company continues to fund itself through debt and equity financing until it generates sufficient revenue.

At June 30, 2015 the Company had short term borrowings of $448,801. The notes are short term working capital advances that have been advanced to the Company’s Korean subsidiaries from various local parties. These advances are unsecured, interest free anddue on demand.

Additionally, the Company has borrowed $819,922 in short term convertible notes at a 4% interest rate on July 31, 2014. The proceeds were used to fund expansion of our LGM earlier this year. The derivative components are detailed in Note 15 and these loans were fully converted in February 2015 into 14,924,263 shares of our common stock.

NOTE 12 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOLs) to be carried forward and applied against future profits for a period of twenty years; an NOL of $22,913,023 had accumulated at June 30, 2015 on U.S. operations and has been carried forward. The potential tax benefit of the NOLs has been recognized on the books of the Company, but offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $561,414 during the six months ended June 30, 2015.

Total
Deferred Tax Assets	$7,790,428
Realization Allowance	(7,790,428)
Balance Recognized	$-

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 13 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company increased goodwill as a result of its first quarter acquisitions by $612,445 and also  determined that none of its long-term assets at June 30, 2015 and December 31, 2014 were impaired.

	June 30, 2015	December 31, 2014
Patents	$63,554	$63,554
Trademarks	277	277
Goodwill	3,057,003	2,444,558
Intangible assets	3,120,834	2,508,389
Less impairments	0	0
Intangible assets, net	$3,120,834	$2,508,389

NOTE 14 -  SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended June 30, 2015 and 2014, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its products.

NOTE 15 – DERIVATIVE LIABILITY

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with one of the Company’s convertible promissory notes. The convertible promissory note was issued on July 31, 2014 (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of June 30, 2015 and December 31, 2014, the estimated fair value of derivative liability was determined to be $0 and $819,922, respectively. On July 31, 2014, the derivative liability was recognized with a debt discount of $825,529. During the six months ended June 30, 2015, the loan was converted to common stock and the remaining unamortized debt discount of $275,176 was recorded against as a charge to interest expense.

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

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015:

Derivative Liability
Fair value, December 31, 2014	$819,922
Additions	-0-
Change in fair value	-0-
Transfers in and/or out of Level 3	(819,922)
Fair value, June 30, 2015	$-0-

NOTE 16 - ACQUISITIONS

On March 31, 2015, the Company acquired 50% interest in each of Leo Motors Factory 1 and 2 which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired 50% interest in Leo Trade specializing in the trading of luxury cars.  The consolidation of these acquisitions is presented below.

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

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Leo Motors, Inc. (the “Company”), through its wholly-owned operating subsidiary, Leo Motors, Co. Ltd. (“Leozone”), a South Korean company, is engaged in the development, assembly and sales of the energy storage devices and electric vehicle components. Leozone operates through four unincorporated divisions: new product R&D, post R&D development such as product testing, production, and sales.

The Company’s products include (i) E-Box electric energy storage system for solar and wind power generation devices; and (ii) electric vehicle (“EV”) components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive.

The Company was previously actively engaged in the process of development and production of Electric Power Train Systems (“EPTS”) encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of EVs. Our EPTS can replace internal combustion engines (“ICEs”).  Company began sales of EPTS to auto makers and agricultural machinery manufacturers in 2010.

The Company has developed eight EPTS of increasing power rating: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW.  Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system (“BMS”).

The Company has successfully converted existing models of small cars (ICEs under 2,000cc) and a 24 seat bus.  The Company has begun marketing its 60kW power train kits (for compact passenger cars and small trucks) and its 120kW kits (for ICE passenger cars, buses, and trucks under 5,000cc). The Company has developed a 240kW kit (for up to 10,000cc buses and trucks) as well, and is attempting to locate a strategic partner to fund the testing and production.

The specific goals of the Company over the next twelve months include:

●	• Focus on the capitalization of the Company;
●	• Focus on the sale of the Electric -Boats and E-Box;
●	• Business development in China by establishing joint venture company in China, and in Japan;
●	• Continue with R&D of our EV’s, electric boats, and related products as capital permits.

The E-Box can be used as an energy supplying device in an emergency situations or as an energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yachts or small ships. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-polymer battery.  The E-Box uses a multiple cell voltage balancing system via a BMS.

The Company is developing new battery exchange system using its patented cartridge battery exchange system which will solve the cost barriers of the electric vehicle to make them less expensive than their ICE counterparts and to help solve battery charging problems. With evolutionary battery exchange system, the Company’s EV’s can exchange battery within one minute using simple and low cost equipment. This technology can be best used in fleet managed vehicles such as city buses, taxis, and garbage trucks because it can be used at any road sides.

Recent Business Developments

On March 31, 2015, the Company acquired 50% interest of three companies; Leo Motors Factory Inc. (“Leo Factory 1”), Leo Motors Factory 2, Inc.(“Leo Factory 2”), and Leo Trading, Inc. (“Leo Trade”) through capital investment.  Leo Factory 1 and 2 are auto repair shops which are specialized in repairing hand-made luxury cars. Leo Trade is specialized in the trading of luxury cars. These companies are making revenues successfully. And their revenues will be consolidated as the revenue of Leo Motors. With the acquisitions, the Company plans to develop Korea’s first “Electric Vehicle Repair Shop” which will repair hybrid cars as well as pure electric cars. The Company also plans to develop electronic car dealerships through Leo Trade.

On July 14, 2015,the Company's wholly owned subsidiary, LGM, entered into Memorandum of Understanding with the Korea Institute for Military Affairs (KIMA), a subsidiary of Ministry of National Defense of Korea for further collaborative development of two projects: an interactive "Connected Life Jacket" and interactive, cloud connected, military electric smart boats. By entering into the MOU, KIMA and LGM will collaborate in the further development of the most appropriate military defense capabilities for both the LGM Life Jacket and the LGM electric boats.

On July 31, 2015, the Company entered into a joint venture company agreement (the “JV Agreement”) with Fushun Jinyuan Technology Machinery Manufacturing Co., Ltd. (“Fushun Jinyuan”), a company established and existing under the laws of the People’s Republic of China, to establish a joint venture, Liaoning Senyuan Leo New Energy Electric Vehicle Co., Ltd. (the “JV” or “Senyuan Leo”) in China, to develop, manufacture and sell new energy electric vehicles.Pursuant to the JV Agreement, Senyuan Leo will have a registered capital of RMB 411,600,000 (approximately $66.3 million), with Fushun Jinyuan owning 51% and the Company owning 49%. The total capital contribution shall be completed no later than 90 days from the date Senyuan Leo is incorporated, which deadline may be further extended to 108 days from the date of incorporation.

The Company will invest in Senyuan Leo through a cash contribution of RMB 201,684,000 (approximately $32.5 million) and Fushun Jinyuan will invest in Senyuan Leo through a cash contribution of RMB 200,000,000 (approximately $32.2 million) and land use rights and real estate properties, the value of which is to be determined by appraisal firms appointed by both Fushun Jinyuan and the Company.

The Company also agreed to license certain of its technologies to Senyuan Leo for a fee equal to 10% of Senyuan Leo’s gross profit for a term of ten years. The Company will enter into separate license agreements with Senyuan Leo for the use of Leo’s technologies. The board of the JVC will consist of eight members and each party will assign four members to the board. Senyuan Leo has a term of operation of fifty years. The shareholders and board of Senyuan Leo may extend the term of operation upon government approval.

Results of Operations - For the Quarter Ended June 30, 2015 and 2014

Revenues

Sales for the quarter ended June 30, 2015 were $1,408,968 compared to $0 for the quarter ended June 30, 2014, an increase of $1,408,968. The increase was attributable to revenues generated by the three newly acquired companies in March 2015.

Cost of Revenue

Cost of revenue was $613,729 for the quarter ended June 30, 2015 as compared to $0 for the same period of 2014. The increase in cost of revenue was due to the increase in revenues.

General and Administrative Expenses

Expenses for the quarters indicated below consisted of the following:

	For the Three Months Ended
	June 30,	June 30,
Total Operating Expenses:	2015	2014

Salaries and Benefits	$909,747	$142,766
Consulting and Service Fees	401,940	71,060
Selling, General and Administrative	511,746	47,237
Total	$1,823,433	$261,063

Salaries and Benefits consist of common stock issued to our executive officers as compensation for their services as officers of the Company and cash compensation paid to our employees during the quarter and the cost of all benefits provided to our employees. Salaries and Benefits increased by $766,981, or 537% due to increase in number of employees following the acquisition of three companies in March 2015.

Consulting and Service Fees consist of consist of accounting, legal, and professional fees. These fees increased by $330,880, or 466% resulting from the acquisition of three companies and the development of China market.

Selling, General and Administrative consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. These fees increased by $464,509, or 983% due to the increase in  expenses from newly acquired companies and market development costs.

Other Income (Expenses)

During the three months ended June 30, 2015, we incurred $27,606 in net other expenses, compared to $53,652 in the three months ended June 30, 2014, a decrease of $26,046 due to a decrease in miscellaneous other expenses of $26,096 for the period.

Net Income (Loss)

The net loss for the three months ended June 30, 2015 increased to $1,055,800 from $314,715 for the three months ended June 30, 2014, an increase of $741,085.

Results of Operations - For the Six Months Ended June 30, 2015 and 2014

Revenues

Sales for the six months ended June 30, 2015 were $1,451,739 compared to $0 for the six months ended June 30, 2014. The increase was attributable to revenues generated by the three newly acquired companies in March 2015.

General and Administrative Expenses

Expenses for the six months ended June 30, 2015 and 2014 consisted of the following:

	For the Six Months Ended
	June 30,	June 30,
Total Operating Expenses:	2015	2014

Salaries and Benefits	$1,036,203	$1,272,266
Consulting and Service Fees	456,264	142,965
Selling, General and Administrative	689,377	83,279
Total	$2,181,844	$1,498,510

Salaries and Benefits consist of total of common stock issued to our executive officers as compensation for their services as officers of the Company and cash compensation paid to our employees during the year and the cost of all benefits provided to our employees. Salaries and benefits decreased by $236,063 or 19% due to the delay of  payment to the management.

Consulting and Service Fees consist of accounting, legal, and professional fees. Consulting and service fees increased by $313,299, or 219% due to the increase of expenses from newly acquired companies and market development costs.

Selling, General and Administrative consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. Selling, general and administrative expenses increased by $606,098, or 728%, due to the increase in expenses from newly acquired companies and market development costs.

Other Income (Expenses)

During the six months ended June 30, 2015, we incurred $307,384 in net other expenses, compared to $82,673 in the six months ended June 30, 2014 an increase of $224,711. Interest expense increased by $252,004 for the period based on increased debt service.

Net Income (Loss)

The net loss for the six months ended June 30, 2015 increased to $1,651,218 from $1,581,183 for the six months ended June 30, 2014, an increase of $70,035.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total assets at June 30, 2015 were $6,868,935 and total current liabilities were $5,813,653.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(22,913,023) as of June 30, 2015.  Continuation as a going concern is dependent upon attaining capital and increasing profitable operations while maintaining current fixed expense levels.

Cash Flow in Operating Activities

During the six months ended June 30, 2015, significant items that provided a net income from operating activities of $347,448 included uses of cash of $1,160,086 for accounts receivable increases and $276,351 for inventory increases and a use of cash to fund accounts payable of $2,234,669.

During the six months ended June 30, 2014, cash used in operating activities was $57,102.

Cash Flow in Investing Activities

Cash flow used for investing activities for the quarter ended June 30, 2015 included $303,572 for equipment purchases and $176,294 payment on deposits. No cash was used in or provided by investing activities for the six months ended June 30, 2014.

Cash Flow in Financing Activities

During the six months ended June 30, 2015, cash provided from financing activities included proceeds from financing of $454,213 offset by payments of notes payable of $261,880. During the six months ended June 30, 2014, cash provided by financing activities included proceeds of $56,175 from sales of common stock.

Off-Balance Sheet Arrangements

None.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.                      Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weaknesses in our internal control over financial reporting, relating to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general.

We  are  in  the  process evaluating methods of improving our internal control  over  financial reporting, including the possible addition of financial reporting  staff  and  the  increased  separation  of  financial  reporting responsibility, and intend to implement such steps as are necessary and possible to  correct  these  material  weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.                       Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2015, we issued 1,801,802 shares of common stock to Mr. Uk Hee Jo for a cash payment of $180,180.20. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”).

On April 21, 2015, we issued 900,901 shares of common stock to Mr. Chul Hun Choi for a cash payment of $90,090.10. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(a) (2) of the Securities Act.

On April 27, 2015 and July 2, 2015, we issued 350,000 shares and 61,738 shares of common stock, respectively, to our counsel for legal services. This issuances were completed in accordance with Section 4(a)(2) of the Securities Act as they did not involve any public offering.

Item 3.                       Defaults upon Senior Securities.

None.

Item 4.                       Mine Safety Disclosures.

Not Applicable.

Item 5.                       Other Information.

None.

Item 6.                        Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Co-Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Co-Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Co-Executive Officers and the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leo Motors, Inc.

August 14, 2015	By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer (Principal Executive Officer)

August 14, 2015	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer (Principal Executive Officer)

August 14, 2015	By:	/s/ Jeong Youl Choi
JeongYoul Choi
Chief Financial Officer (Principal Financial and Accounting Officer)