Form 10-Q
period 2015-09-30
Leo Motors, Inc.
filed 2015-11-16
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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

+83 70 4699 3585
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

The number of shares of the registrant’s common stock outstanding as of November 13, 2015 was 158,182,569 shares.

 Item 1.                      Financial Statements.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	9/30/2015	12/31/2014
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$192,845	$217,178
Accounts receivable	1,694,189	542,210
Inventories	758,952	279,783
Prepayment to suppliers	714,579	306,969
Other current assets	473,381	49,705
Total Current Assets	3,833,946	1,395,845
Fixed assets, net	183,865	38,620
Deposit	346,559	51,601
Intangible assets	63,831	63,831
Goodwill	3,057,003	2,444,558
Total Assets	$7,485,204	$3,994,455
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$2,510,921	$2,152,951
Short term borrowings	876,009	448,801
Advance from customers	48,409	40,951
Due to related parties	7,626	150,637
Taxes payable	217,322	159,478
Notes Payable current portion	469,999	526,257
Derivative liability	0	819,922
Total Current Liabilities	4,130,286	4,298,997
Accrued retirement benefits	2,171	2,150
Notes Payable Long Term	0	145,316
Total Liabilities	4,132,457	4,446,463
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 220,000,000 shares authorized); 158,182,569 and 138,624,206 shares issued and outstanding at September 30, 2015 and December 31, 2014	158,183	138,624
Additional paid-in capital	22,967,300	17,723,248
Accumulated other comprehensive income	797,840	511,229
Accumulated loss	(23,313,267)	(21,357,211)
Total Equity(Deficit) Leo Motors, Inc.	610,056	(2,984,110)
Non-controlling interest	2,742,691	2,532,102
Total Equity(Deficit)	3,352,747	(452,008)
Total Liabilities and Equity(Deficit)	$7,485,204	$3,994,455

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$922,326	$28,813	$2,331,294	$28,813

Cost of Revenues	414,240	20,521	1,027,969	20,521
Gross Profit	508,086	8,292	1,303,325	8,292

Operating Expenses	956,180	341,530	3,138,024	1,840,040
Income(loss) from Continuing Operations	(448,094)	(333,238)	(1,834,699)	(1,831,748)

Other Income (Expenses)
Interest expense	(3,031)	(131,410)	(313,332)	(189,707)
Non-Operating (expense) income	38,636	(9,716)	41,553	(9,716)
Total Other Income (Expenses)	35,605	(141,126)	(271,779)	(199,423)

Income(loss) from Continuing Operations Before Income Taxes	(412,489)	(474,364)	(2,106,478)	(2,031,171)

Income Tax Expense	0	0	0	0
Net Income(Loss)	$(412,489)	$(474,364)	$(2,106,478)	$(2,031,171)

Income(loss) attributable to non-controlling interest	$(55,017)	$(26,869)	$(150,422)	$(134,605)

Net Income(Loss) Attributable To Leo Motors, Inc.	(357,472)	(447,495)	(1,956,056)	(1,896,566)

Other Comprehensive Income:
Net Income(loss)	$(412,489)	$(474,364)	$(2,106,478)	$(2,031,171)
Unrealized foreign currency translation gain	29,447	(26,930)	286,611	(22,424)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(383,042)	$(501,294)	$(1,819,867)	$(2,053,595)
Net Loss per Common Share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	$158,163,934	$136,627,984	$154,950,420	$97,393,209
Diluted	$158,163,934	$137,290,873	$154,950,420	$98,056,098

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,106,478)	$(2,031,171)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	186,973	12,344
Loss on conversion of debt	0	24,376
Amortization debt discount	275,176	65,392
Foreign currency translation	286,611	24,660
Stock-based compensation	488,046	1,395,854
Changes in assets and liabilities:
Accounts Receivable	(1,151,979)	0
Inventories	(479,169)	0
Prepayment to suppliers	(407,610)	0
Other assets	(423,676)	11,169
Accounts payable, other payables and accrued expenses	357,970	365,658
Accrued retirement benefits	21	(38,297)
Advances from customers	7,458	9,471
Taxes payable	57,844	5,378
Net cash used in operating activities:	(2,908,813)	(155,166)
Cash flows from investing activities:
Investment in equipment	(303,572)	(16,846)
Payments on deposits	(294,958)	0
Net cash provided(used) in investing activities:	(598,530)	(16,846)
Cash flows from financing activities:
Proceeds from notes payable	427,208	145,316
Proceeds from related party debt	0	25,899
Payments on related party debt	(56,258)	0
Payments on notes payable	(505,977)	0
Proceeds from issuance of stock & warrants	3,618,037	503,637
Net cash provided(used) by financing activities:	3,483,010	674,852
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,333)	502,840

Cash and cash equivalents - beginning of year	217,178	1,774

Cash and cash equivalents - end of year	$192,845	$504,614
Supplemental disclosure of cash flow activities:
Interest	$0	$0
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Conversion of derivative liability	$819,922	$0
Goodwill on acquisition	$612,445	$0
Conversion of debt for common stock	$1,901,433	$98,496
Common stock issued for services	$488,046	$1,395,854
Common stock issued for investments	$0	$2,254,999

"See accompanying notes to consolidated financial statements"

NOTE 1 - COMPANY BACKGROUND

Leo Motors, Inc. (the “Company,” or “we”) is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

The Company was originally incorporated in California as N. Org., Inc. on December 12, 1983. The Company then underwent several name changes from Natural Organics Corporation to Classic Auto Accessories of North America and then to FCR Automotive Group, Inc. On September 20, 2004, the Company reincorporated  in  Delaware by merging into FCR Automotive Group,Inc.,  a  Delaware  corporation,  which  was  organized  on  September  8, 2004. On July  26,  2005,  the  Company acquired Shinil Precision Co., Ltd., a Korean Company,  as  its  operating  business  and on July 18, 2005, changed its name to Shinil  Precision Machinery, Inc. to reflect its anticipated new business.  Uponfailure  of  certain  terms  and  conditions  of  the acquisition agreement, the Company  returned the shares of Shinil and recovered and cancelled the Company's shares  issued  in  the  acquisition. In 2012, the Company changed its domicile to Nevada.

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

On February 11, 2010, the Company acquired 50% of Leo B&T Corp., a South Korean corporation (“B&T”), from two shareholders of B&T in exchange for 7,000,000 shares of the Company’s common stock. Our ownership in B&T was reduced to 30% in 2011. Additionally, this investment was written down as an impairment expense during 2011 and the remaining investment was exchanged in 2012 for a return of Leo Motors stock.

On November 10, 2012, the Company signed an agreement with PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., to supply an independent solar power system grafted with the Company’s E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company will have a 10% interest in the overall project. This project has incurred an impairment charge as details in these footnotes.

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

On March 31, 2015, the Company acquired 50% interest in each of Leo Motors Factory, Inc. (“Leo Factory 1”) and Leo Motors Factory 2, Inc. (“Leo Factory 2”)which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired 50% interest in Leo Trading Inc.(formerly Erum Motors, Inc.) (“Leo Trade”) specializing in the trading of luxury cars. These acquired entities will be presented on a consolidated basis as the parent company has significant control of the business through the Board of Directors which can decide decisions split on strictly on common share ownership percentages.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended September 30, 2015 and 2014:

	For the periods ended
	9/30/2015	9/30/2014

Net Income (Loss)	$(2,106,478)	$(2,031,171)

Weighted-average common stock Outstanding - basic	154,950,420	97,393,209
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	0	662,889
Weighted-average common shares
outstanding- Diluted	154,950,420	98,056,098

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $7,626 at September 30, 2015 and $150,637 at December 31, 2014.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of September 30, 2015 and December 31, 2014, the balance of payments received in advance was $714,579 and $ 306,969, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $23,313,267 as of September 30, 2015 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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

For the Year	Amount
Ending

2015	10,000
2016	30,000
2017	0

Total Commitment	$40,000

(b) Strategic Investment

On November 10, 2012, the Company and PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., signed a contract to supply an independent solar power system grafted with the Company’s E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company had a commitment to raise $1,000,000 to fulfill its part of the contract for strategic investment. This investment was impaired in full as of December 31, 2014 as completion of the project looks doubtful.

NOTE 8 - INVENTORIES

Inventories consist of the following:

	September 30, 2015	December 31, 2014
	US$	US$
Raw material	$0	$0
Work in process	758,952	279,783
Finished goods	0	0
	$758,952	$279,783

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014

Vehicles	$146,268	$7,581
Tools	95,771	12,906
Office	109,447	79,963
Facility equipment	210,502	157,966

Total property and equipment	561,988	258,416

Accumulated depreciation	(378,123)	(219,796)
Property and equipment, net	$183,865	$38,620

Depreciation expense for the three months ended September 30, 2015 and 2014 amounted to $20,864 and $12,344,  respectively.

NOTE 10 - INVESTMENTS

During 2012, the Company invested in a housing project in the Republic of the Congo which would use our E-Box power storage device. $270,000 had been invested. This 10% ownership interest has been recorded using the cost investment of accounting for investments. During the year ended December 31, 2014, the completion of this project has come into question. Due to this and other factors the Company has impaired the investments in full with a charge off of $762,000.v

NOTE 11 - SHORT TERM BORROWINGS AND NOTES PAYABLE

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At December 31, 2014, the Company had short term borrowings of $448,801. The notes are short term working capital advances that have been advanced to their Korean Subsidiary from various local parties. These advances are due on demand, interest free and unsecured.

Additionally the Company borrowed $819,922 in short term convertible notes at a 4% interest rate. These funds were used to fund expansion of our LGM acquisition in 2014. The derivative components are detailed in footnote 15 and these loans were completely converted in February 2015 into 14,924,263 shares of our common stock.

NOTE 12 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; an NOL of approximately $23,350,000 had accumulated at September 30, 2015 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $665,059 during the nine months ended September 30, 2015.

Total
Deferred Tax Assets	$7,926,511
Realization Allowance	(7,926,511)
Balance Recognized	$-

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 13 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company increased goodwill as a result of its first quarter acquisitions by $612,445 and also determined that none of its long-term assets at September 30, 2015 and December 31, 2014 were impaired.

	30-Sep-15	31-Dec-14
Patents	$63,554	$63,554
Trademarks	277	277
Goodwill	3,057,003	2,444,558
Intangible assets	3,120,834	2,508,389
Less impairments	0	0
Intangible assets, net	$3,120,834	$2,508,389

NOTE 14 -  SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended September 30, 2015 and 2014, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

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

As of September 30, 2015 and December 31, 2014, the estimated fair value of derivative liability was determined to be $0 and $819,922, respectively. On July 31, 2014, the derivative liability was recognized with a debt discount of $825,529. During the nine months ended September 30, 2015, the loan was converted to common stock and the remaining unamortized debt discount of $275,176 was recorded against as a charge to interest expense.

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

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015:

Derivative Liability
Fair value, December 31, 2014	$819,922
Additions	-0-
Change in fair value	-0-
Transfers in and/or out of Level 3	(819,922)
Fair value, September 30, 2015	$-0-

NOTE 16 - ACQUISITIONS

On March 29, 2015, the Company acquired a 50% interest in each of Leo Motors Factory 1 and 2 which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired a 50% interest in Leo Trade specializing in trading luxury cars.  The consolidation of these acquisitions is presented below.

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

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of our reports filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report Form 10-Q. The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE “GOING CONCERN” ISSUES IN MIND.

Overview

Leo Motors, Inc. (the “Company, ” or “we”) is a Nevada Corporation incorporated on September 8, 2004.  The Company, through its wholly-owned Korean subsidiary Leo Motors, Co. Ltd. (“Leo Korea”),  is engaged in the development, assembly and sales of the energy storage devices and electric vehicle components.  Leo Korea operates through four unincorporated divisions: new product research & development (“R&D”), post R&D development such as product testing, production, and sales.

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

Recent Business Developments

On September 14, 2015 the Company entered into a Memorandum of Understanding with the BIMP-EAGA Business Council to jointly establish Electric Vehicle (EV) and Electric Boat (EB) consignment businesses in the BIMP-EAGA including Brunei, Indonesia, Malaysia and Philippines.

On September 30, 2015, Leo Korea increased its capital stock from 3,728,792,300 won (approximately $3,186,457) to 5,805,518,900 won (approximately $4,961,134), an increase of approximately $1.8 million, including cash investment of approximately $854,555. With the increase of capital, we believe Leo Korea is financially better positioned to manufacture major EV components when our projects in China and the BIMP-EAGA countries start.

Results of Operations - For the Quarter Ended September 30, 2015 and 2014

Revenues

Sales for the three months ended September 30, 2015 were $922,326 compared to $28,813 for the three months ended September 30, 2014, an increase of $893,513. The increase was attributable to revenues generated by the three newly acquired companies in March 2015.

Cost of Revenue

Cost of revenue was $414,240 for the quarter ended September 30, 2015 as compared to $20,521 for the same period of 2014. The increase in cost of revenue was due to the increase in revenues.

Gross Profit

Gross profit was $508,086 for the quarter ended September 30, 2015, or 55% of revenue, as compared to $8,292, or 29% of revenue for the same quarter last year.  The higher gross profit margin was due to the higher profit margin of the three newly added subsidiaries.

Operating Expenses

Operating expenses for the quarters indicated below consisted of the following:

	For the Three Months Ended
	September 30,	September 30,
Total Operating Expenses:	2015	2014

Salaries and Benefits	$608,070	$182,051
Consulting and Service Fees	47,286	138,000
Selling, General and Administrative	300,824	21,479
Total	$956,180	$341,530

Salaries and Benefits consist of total of common stock issued to our executive officers as compensation for their services as officers of the Company and cash compensation paid to our employees during the year and the cost of all benefits provided to our employees. Salaries and Benefits increased by $426,019, or 234% due to increase in number of employees following the acquisition of three companies in March 2015.

Consulting and Service Fees consist of consist of accounting, legal, and professional fees. These fees decreased by $90,714, or 66% . We incurred  audit fee for the acquisition of LGM and referral fees for financings in the third quarter of 2014.

Selling, General and Administrative consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. These fees increased by $279,345, or 1,301% due to the increase in expenses from newly acquired companies and market development costs.

Other Income (Expenses)

During the three months ended September 30, 2015, we had $35,605 in net other income, compared to $141,126 in net expenses for the three months ended September 30, 2014, representing a change of $176,731, primarily due to a reduction of $128,379 in interest expense due to the decrease in outstanding loans.

Net Income (Loss)

As a result of factors discussed above, our net loss for the three months ended September 30, 2015 was $412,489, a decrease of $61,875, as compared to $474,364 for the three months ending September 30, 2014.

Results of Operations - For the Nine Months Ended September 30, 2015 and 2014

Revenues

Sales for the nine months ended September 30, 2015 were $2,331,294 compared to $28,813 for the nine months ended September 30, 2014, an increase of $2,302,481. The substantial increase in revenue was from the operations of our newly acquired subsidiaries in March 2015.

Cost of Revenue

Cost of revenue was $1,027,969 for the nine months ended September 30, 2015 as compared to $20,521 for the same period of 2014. The increase in cost of revenue was due to the increase in revenues.

Gross Profit

Gross profit was $1,303,325 for the nine months ended September 30, 2015, or 56% of revenue, as compared to $8,292, or 29% of revenue for the same quarter last year.  The higher gross profit margin was due to higher profit margins of the newly acquired subsidiaries.

Operating Expenses

Operating expenses for the periods indicated below consisted of the following:

	For the Nine Months Ended
	September 30,	September 30,
Total Operating Expenses:	2015	2014

Salaries and Benefits	$1,644,273	$1,454,317
Consulting and Service Fees	503,550	280,965
Selling, General and Administrative	990,201	104,758
Total	$3,138,024	$1,840,040

Salaries and Benefits consist of total of common stock issued to our executive officers as compensation for their services as officers of the Company and cash compensation paid to our employees during the year and the cost of all benefits provided to our employees. Salaries and Benefits increased by $189,956, or 13% due to the increase of salaries and benefits paid to employees of the newly acquired subsidiaries.

Consulting and Service Fees consist of consist of accounting, legal, and professional fees. These fees increased by $222,585, or 79% due to an increase in legal fees and translation service fees in connection with the Company’s execution of a joint venture agreement with a Chinese company.

Selling, General and Administrative consists of travel expenses, entertainment expenses, communication expenses, utilities, taxes & dues, depreciation expenses, rent, repairs, vehicle maintenance, ordinary development expenses, shipping, education & training, printing, storage, advertising, insurance, office supplies and expense, payroll expenses, investor referral fees and other miscellaneous expenses. These fees increased by $885,443, or 845% due to increased overseas travelling expenses and marketing expenses in connection with the joint venture project in China and the increase of such expenses in the newly acquired subsidiaries.

Other Expenses

During the nine months ended September 30, 2015, we incurred $271,779 in net other expenses, compared to $199,423 in the nine months ended September 30, 2014, an increase of $72,356. This was primarily due to an increase in interest expense of $123,625 for the period based on increased borrowing during our expansion partially offset by an increase in other income of $41,553.

Net Income (Loss)

As a result of the factors discussed above, our net loss for the nine months ended September 30, 2015 increased slightly to $2,106,478 from $2,031,171 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to carry out our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total assets at September 30, 2015 were $7,485,204 and total current liabilities were $4,132,457.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $23,313,267 as of September 30, 2015.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

Cash Flow in Operating Activities

During the nine months ended September 30, 2015, we had net cash used in the operating activities of $2,908,813, primarily consisting of the purchase of inventories and prepayment to suppliers by Leo Trade, Leo Motors Factory 1and 2.

During the nine months ended September 30, 2014, net cash used in operating activities was $155,166, consisting of  purchase of parts and components needed in developing electric boats by LGM.

Cash Flow in Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2015 totaled $598,530, consisting of $303,572 for equipment purchases and $294,958 for payment on deposits. Net cash was used in investing activities for the nine months ended September 30, 2014 was $16,846 for investment in equipment.

Cash Flow in Financing Activities

During the nine months ended September 30, 2015, cash provided from financing activities included proceeds from financing of $3,741,369 partially offset by repayment of debt of $562,235. During the nine months ended September 30, 2014, cash provided by financing activities included proceeds of $674,852 from debt and equity financing.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weaknesses in our internal control over financial reporting, relating to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.                       Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2015 and September 22, 2015, we issued 61,738 shares and 68,093 shares of common stock, respectively, to our counsel for legal services. The shares were issued without registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as they were sold in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

Leo Motors, Inc.

November 16, 2015	By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer (Principal Executive Officer)

November 16, 2015	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer (Principal Executive Officer)

November 16, 2015	By:	/s/ Jeong Youl Choi
JeongYoul Choi
Chief Financial Officer (Principal Financial and Accounting Officer)