Form 10-K
period 2015-12-31
Leo Motors, Inc.
filed 2016-03-30
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-53525
(Commission file number)

Leo Motors, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	95-3909667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3F Bokwang Bldg., Seowunro 6 Gil 14,
Seocho Gu, Seoul, Korea, 137-863
82-70-4699-3583
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [_]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [  ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $65,088,623. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 28, 2016, there were 163,198,512 shares of common stock outstanding.

LEO MOTORS, INC.

\
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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission's website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS FORM 10-K WITH THE "GOING CONCERN" ISSUES IN MIND.

ITEM 1. Description of Business

Overview

Leo Motors, Inc. (the "Company") is a Nevada Corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors Co. Ltd. ("Leozone") on July 1, 2006.  Through Leozone, the Company is engaged in the research and development ("R&D") of multiple products, prototypes, and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies.  Leozone operates through four unincorporated divisions: new product research & development ("R&D"), post R&D development such as product testing, production, and sales.

The Company's products include (i) E-Box electric energy storage system for solar and wind power generation devices; and (ii) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive.

The Company was previously actively engaged in the process of development and production of Electric Power Train Systems ("EPTS") encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines ("ICEs").  Company began sales of EPTS to auto makers and agricultural machinery manufacturers.

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
• Focus on the sale of the E-Boats, E-Bus, and E-Box;
• Business development in China by establishing a joint venture company in China;
• Continue with R&D of our EV's, electric boats, and related products as capital permits.

The E-Box can be used as an energy supplying device in an emergency situations or as a energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yachts or small ships. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-polymer battery.  The E-Box uses a multiple cell voltage balancing system via a battery management system ("BMS").

The Company is developing new battery exchange system using its patented cartridge battery exchange system which will solve the cost barriers of the electric vehicle to make them less expensive than their Internal Combustion Engine (ICE) counterparts and to help solve battery charging problems. With evolutionary batter exchange system, the Company's EV's can exchange battery within one minute using simple and low cost equipment. This technology can be best used in fleet managed vehicles such as city buses, taxis, and garbage trucks because it can be used any road sides.

Our principal executive offices are located at 3F Bokwang Bldg., Seowunro 6 Gil 14, Seocho Gu, Seoul, Korea, 137-863 and our telephone number is +82 70-4699-3583. Our web site address is www.leomotors.com. Information contained in or accessible through our website does not constitute part of this Annual Report on Form 10-K.

Recent Business Developments

On March 31, 2015, the Company acquired, by merger, 50% of three companies; Leo Motors Factory I, Leo Motors Factory II, and Erum Motors, through capital investment. Leo Motors Factory 1 and 2 are auto repair shops which specialize in repairing hand-made luxury cars. Erum is specialized in trading luxury cars. These companies are making revenues successfully. Their revenues will be consolidated as the revenue of Leo Motors. With the acquisitions, Leo Motors will develop the Korea's first "Electric Vehicle Repair Shop" which will repair Hybrid cars as well as pure electric cars for large auto makers. Leo Motors will add major EV dealerships to Erum (its name was changed into Leo Trading after acquisition).

On July 14, 2015, the Company's wholly-owned subsidiary, LGM, entered into a Memorandum of Understanding with the Korea Institute for Military Affairs (KIMA), a subsidiary of Ministry of National Defense of Korea for further collaborative development of two projects: an interactive "Connected Life Jacket" and interactive, cloud connected, military electric smart boats. By entering into the Memorandum of Understanding, KIMA and LGM will collaborate in the further development of the most appropriate military defense capabilities for both the LGM Life Jacket and the LGM electric boats.

On July 31, 2015, the Company entered into a joint venture company agreement (the "JV Agreement") with Fushun Jinyuan Technology Machinery Manufacturing Co., Ltd. ("Fushun Jinyuan"), a company established and existing under the laws of the People's Republic of China, to establish a joint venture, Liaoning Senyuan Leo New Energy Electric Vehicle Co., Ltd. (the "JV" or "Senyuan Leo") in China, to develop, manufacture and sell new energy electric vehicles. Pursuant to the JV Agreement, Senyuan Leo will have a registered capital of RMB 411,600,000 (approximately $66.3 million), with Fushun Jinyuan owning 51% and the Company owning 49%. The total capital contribution shall be completed no later than 90 days from the date Senyuan Leo is incorporated, which deadline may be further extended to 108 days from the date of incorporation. The Company will invest in Senyuan Leo through a cash contribution of RMB 201,684,000 (approximately $32.5 million) and Fushun Jinyuan will invest in Senyuan Leo through a cash contribution of RMB 200,000,000 (approximately $32.2 million) and land use rights and real estate properties, the value of which is to be determined by appraisal firms appointed by both Fushun Jinyuan and the Company. The Company also agreed to license certain of its technologies to Senyuan Leo for a fee equal to 10% of Senyuan Leo's gross profit for a term of ten years. The Company will enter into separate license agreements with Senyuan Leo for the use of Leo's technologies. The board of the JVC will consist of eight members and each party will assign four members to the board. Senyuan Leo has a term of operation of fifty years. The shareholders and board of Senyuan Leo may extend the term of operation upon government approval.

On August 18, 2015, Leo and LG U Plus, a leading mobile communication provider in Korea, entered in a Memorandum of Understanding to construct of telecommunication infrastructure for electric vehicles and boats. Both companies collaborate in the development of total service solution and controlling devices for electric vehicles, boats and chargers.

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

On October 21, 2015, the Company entered into a Memorandum of Understanding with the city of Puerto Princesa (PPC) in the Philippines and the BRUNEI DARUSSALAM BIMP-EAGA BUSINESS COUNCIL (BDBEBC) to jointly start Electric Taxi businesses in the city. With the Memorandum of Understanding, Leo Motors initiates a project that may change more than 4,000 internal combustion engine (ICE) tricycle taxies in PPC to electric tricycle taxis.

On October 27, 2015, the Company filed a patent application for its battery power pack comprised of battery cells that deliver full capacity and power in extreme cold temperatures. Traditional batteries fail in extreme cold temperatures thus incapacitating Electric Vehicles in the extreme cold regions of the world. Although China has regulations requiring 30% of new government-purchased vehicles to be electric, there are few EV's in the Northern parts of China. Russia has the same problem in its cold regions. LEO has solved the cold region problem with its newly invented Nano Carbon Technology (CNT) electric vehicle battery power pack that functions and supplies full power in low temperatures (under -49 degrees F) without any capacity or power loss. Named the "Extreme Power Pack," Leo's new battery power packs will be used for electric snow mobiles and Energy Storage Systems as well electric vehicles in very cold regions worldwide.

On November 23, 2015, the Company entered into a Memorandum of Understanding with the BRUNEI DARUSSALAM BIMP-EAGA BUSINESS COUNCIL (BDBEBC) to set up a GLOBAL Electric Go Kart (EGK) joint venture. EGK's initial indoor Go Kart track installations will be in Brunei and on Jeju Island in Korea. Go Kart is one of most popular motor sports in Brunei where the venture is building the world's largest indoor Go Kart track of approximately 4 acres. Leo will supply newly developed Go Kart using its proprietary cartridge battery swap system. Instead of the standard sidelining of the Go Kart for recharging, Leo's Go Karts swap a depleted battery for a fully charged one within seconds. Batteries are pre-charged in the charging center, eliminating the need for players to wait for charging.

On November 30, 2015, the Company unveiled five new electric vehicles: an electric cargo one-seater car, a delivery truck, a garbage truck, and two electric fishing boats (1.15 ton, 80 hp. and 1.85 ton, 20 hp.) at a product launch event in Busan, Korea. These cars and boats utilize our patented battery replacement system therefore eliminating charging down-time. Leo's new vehicle lines do not include batteries. Instead their drivers simply rent charged batteries from Leo's innovative battery swap stations.

On December 7, 2015, LGM, the Company's wholly owned subsidiary, launched of their "Connected Life Vest", a life vest that utilizes Internet of Things (IoT) technology, Carbon Nano Tubes (CNT), and our proprietary electric shock prevention system. The new vest provides a 300% increase in user survivability. The Connected Life Vest saves lives using smarter and safer technology. When the Connected Life Vest is activated, it keeps the user's body warm for up to 4 hours, and sends user data including location, biometric status, and personal information. Also it sends SOS signal to the Life Savers and Coastal Guards.

On December 20, 2015, the Company signed an Engagement Agreement with an Investment Bank, NMS Capital Advisors LLC. The Engagement Agreement allows the Bank to proceed with the financing of Chinese projects for the manufacture of electric buses and trucks for distribution to public organizations in Northern China and in the international market including the U.S. and Korea. In these regions, Leo has a "blue ocean" (uncontested) market to provide Electric Vehicles with battery power packs.

Corporate History

Leo Motors, Inc. (the "Company") was originally incorporated as Classic Auto Accessories of North America, a California Corporation on July 2, 1986. The Company then underwent several name changes from FCR Automotive Group, Inc. to Shini Precision Machinery, Inc. to Simco America Inc. and then to Leo Motors. The Company had been dormant since 1989, and effectuated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean Company, which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, Inc. the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007. Leozone has continued to operate as a separate subsidiary (Leo Motors Co. Ltd. of Korea) since that time.

On February 11, 2010, the Company acquired 50% of Leo B&T Corp., ("B&T") a Korean Corporation, from two shareholders of B&T in exchange for 7,000,000 shares of the Company's common stock. This percentage was reduced to 30% in 2011. Additionally, this investment was written down through an impairment expense during 2011 and the remaining investment was exchanged in 2012 for a return of Leo Motors stock.

On July 1, 2014, the Company acquired all of the outstanding common stock of LGM Co. Ltd., a corporation incorporated in the Republic of Korea ("LGM"), from LGM's shareholders, which represents 813,747 shares of LGM common stock, in exchange for 47,352,450 shares of the Company's common stock pursuant to the Share Swap Agreement entered into by and between LGM and the Company. Pursuant to the Agreement, LGM became a wholly-owned subsidiary of the Company.

On March 31 of 2015, the Company acquired 50% of the outstanding common stock of Leo Motors Factory 1, Leo Motors Factory 2, and Leo Trading. These three companies became subsidiaries of the Company.

Product Candidates

The Company's products include (i) E-Box electric energy storage system for solar and wind power generation devices; (ii) EV components that integrate electric battery power packages with electric motors with EV Controllers that use a mini-computer to control torque drive, (iii) E-Boat power trains including motor, controller, and cartridge battery power packs.

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
• Focus on the sale of the E-Boats, E-Buses, and E-Box;
• Business development in China by establishing a joint venture company in China;
• Continue with R&D of our EV's, electric boats, and related products as capital permits.

There can be no assurance that the Company will adhere to any of the above goals.

The E-Box can be used as an energy supplying device in an emergency situations or as an energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yachts or small boats. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-ion battery.  The E-Box uses a multiple cell voltage balancing system via a battery management system ("BMS").

 Marketing

We have directed our marketing efforts of e-Box energy solutions to companies involved in the sustainable housing segment that requires efficient electric storage solutions based on wind and solar power.

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

Competition

We expect to compete with several companies including GS Yuasa, BYD, Eliiy Power, etc, and our competitors may:

•	develop and market products that are less expensive or more effective than our future products;

•	commercialize competing products before we, or our partners, can launch any products developed from our product candidates;

•	operate larger research and development programs or have substantially greater financial resources than we do;

•	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic relationships; and

•	take advantage of acquisition or other opportunities more readily than we can.

Intellectual Property

Registration date	Registration number	Name	Country
2015.08.31	1550568	motor control system of boat	Rep. of Korea
2015.04.27	1517017	battery cooling system and boat using it	Rep. of Korea
2015.02.11	1494524	battery connection system	Rep. of Korea
2014.11.11	1462575	REFRIGERATING APPARATUS FOR REFERIGERATING VEHICLE	Rep. of Korea
2014.11.11	1462576	REFRIGERATING APPARATUS FOR REFERIGERATING VEHICLE	Rep. of Korea
2013.01.25	1228434	Zinc-air fuel cell assembly for ocean	Rep. of Korea
2013.01.25	1228435	Zinc-air fuel cell assembly for ocean	Rep. of Korea

2012.4.17	1140345	Electric vehicle power development apparatus	Rep. of Korea
2012.11.26	1206784	Zinc-air fuel cell system, and control method for the same	Rep. of Korea
2012.10.05	1187829	Zinc-air fuel cell assembly having zinc oxide secession means	Rep. of Korea
2012.10.05	1187866	Zinc-air fuel cell reaction cell structure	Rep. of Korea
2012.10.05	1187870	Zinc-air fuel cell reaction cell unit enabling simultaneous supply and emission of zinc-ball	Rep. of Korea
2012.09.26	662002	Scooter	Rep. of Korea
2012.09.26	662003	Scooter	Rep. of Korea
2012.09.26	662004	Scooter	Rep. of Korea
2012.09.13	1184335	Motor	Rep. of Korea
2012.09.06	1182336	Cell voltage balancing control method of battery management system	Rep. of Korea
2012.07.25	1170001	Motor	Rep. of Korea
2012.07.25	1170002	Battery stack assembly	Rep. of Korea
2012.07.19	1168597	Zinc-ball supplying apparatus	Rep. of Korea
2012.07.19	1168598	Zinc-air fuel cell assembly of radial shape stack structure	Rep. of Korea
2012.07.02	1163537	Electric vehicle fuel cell duality system	Rep. of Korea
2012.06.27	1161613	Electric automobile driving mode control method	Rep. of Korea
2012.06.07	1155993	Electric vehicle battery housing	Rep. of Korea
2012.05.29	1152790	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.29	1152793	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.24	1151779	Electric vehicle motor cooling apparatus	Rep. of Korea
2012.05.24	1151783	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.16	1148980	Electric vehicle battery charging apparatus	Rep. of Korea
2012.04.30	1143406	Electric truck battery mounting structure	Rep. of Korea
2011.04.05	1028773	Electric vehicle powertrain gear apparatus	Rep. of Korea
2011.04.05	1028758	Electric automobile driving mode automatic control method	Rep. of Korea
2011.04.05	1028755	Electric vehicle motor cooling apparatus	Rep. of Korea
2011.04.05	1028756	Power input control circuit for battery management system	Rep. of Korea
2011.03.18	1024663	Zinc-Air fuel cell stack assembly	Rep. of Korea
2011.02.09	1015138	Battery stack assembly	Rep. of Korea
2011.01.17	1010235	Zinc-air fuel cell assembly	Rep. of Korea
2011.01.17	1010236	Zinc-air fuel cell assembly	Rep. of Korea
2011.01.05	1007554	Zinc-Air fuel cell stack assembly	Rep. of Korea
2011.01.05	1007593	Car velocity control method to electric vehicle battery charging state	Rep. of Korea
2010.12.22	1004621	Motor magnetic position fixing apparatus	Rep. of Korea
2010.12.15	1002963	Zinc-air fuel cell assembly	Rep. of Korea
2010.12.15	1002965	Zinc-ball supplying apparatus	Rep. of Korea
2010.12.10	1001982	Battery stack assembly	Rep. of Korea
2010.11.09	994438	Zinc-air fuel cell electrolyte emission system	Rep. of Korea
2010.09.29	985521	Battery stack assembly	Rep. of Korea
2010.08.11	977018	Zinc-air fuel cell reaction cell structure	Rep. of Korea
2010.08.11	976504	Zinc-air fuel cell assembly	Rep. of Korea
2010.07.30	831435	Hilless	Rep. of Korea

2008.05.06	490413	Vehicle	Rep. of Korea
2007.07.24	0744057	Embedded system and a graphic user interface displaying method thereof	Rep. of Korea
2007.05.30	0725405	WIRELESS RECEIVING DEVICE WITHOUT PLL FREQUENCYSYTHESIZER AND WIRELESS RECEIVING METHOD USING THE SAME	Rep. of Korea
2007.02.07	682489	A Multi Motor Device for Electric Vehicle	Rep. of Korea
2006.07.05	0599667	Separator for fuel cell using the metal coated with TiN, method to prepare there it, and polymer electrolyte membrane fuel cell comprising the same	Rep. of Korea

Employees

We currently have 45 employees to manage our ongoing operation, though it is expected that selective hires will be made to allow us to manage ongoing clinical trials.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, referred to herein as the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at http://www.leomotors.com or at the SEC's web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC.

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

Risks Related to Our Business

Products that fail to meet specifications, are defective, or that are otherwise incompatible with end uses could impose significant costs on us.

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

The limited availability of raw materials or supplies could materially adversely affect our business, our results of operations, or our financial condition.

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

If we fail to attract and retain senior management, consultants, advisors, and scientific and technical personnel, our product development and commercialization efforts could be impaired.

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

Risks Related to Doing Business in Korea

The movement of the Korean Won against the U.S. dollar and other currencies may have a material adverse effect on us.

The Korean Won has fluctuated significantly against major currencies in recent years, especially as a result of the recent global financial crisis and the relatively speedy recovery of Korean economy therefrom.  The depreciation of the Won against U.S. dollar and other foreign currencies typically results in a material increase in the cost of fuel and equipment purchased from overseas and the cost of servicing our foreign currency-denominated debt as the prices for substantially all of the fuel materials and a significant portion of the equipment we purchase are stated in currencies other than the Won, generally in U.S. dollars. As a result, any significant depreciation of Won against the U.S. dollar or other major foreign currencies will have a material adverse effect on our profitability and results of operations

The movement of the Won against the U.S. dollar and other currencies may have a material adverse effect on us.

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

Relations between Korea and North Korea have been tense throughout Korea's modern history. The level of tension between the two Koreas has fluctuated and may increase abruptly as a result of current and future events. In recent years, there have been heightened security concerns stemming from North Korea's nuclear weapon and long- range missile programs and increased uncertainty regarding North Korea's actions and possible responses from the international community. In December 2002, North Korea removed the seals and surveillance equipment from its Yongbyon nuclear power plant and evicted inspectors from the United Nations International Atomic Energy Agency. In January 2003, North Korea renounced its obligations under the Nuclear Non-Proliferation Treaty. Since the renouncement, Korea, the United States, North Korea, China, Japan and Russia have held numerous rounds of six party multi-lateral talks in an effort to resolve issues relating to North Korea's nuclear weapons program.

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

A significant portion of the assets of our directors and officers named in this Form 10-K, and substantially all of our assets are located in Korea. As a result, it may not be possible for you to enforce judgments, against either our assets or us, obtained in United States based on the civil liability provisions of the United States federal securities laws. There is doubt as to the enforceability in Korea, either in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated on the United States federal securities laws.

Risks Related to Our Industry

Our competitors may develop products that are less expensive, are safer or more effective, and thus may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitors' market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success.  The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act").  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price.

Although prices for our shares of common stock are quoted on the OTCQB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained.  The OTCQB is generally regarded as a less efficient and less prestigious trading market than other national markets.  There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our common stock.

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

Our Common Stock is currently deemed a "penny stock," which makes it more difficult for our investors to sell their shares.

Our Common Stock is subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common Stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We operate out of a workshop and warehouse building located at 1222-46 Kiupdanji-Ro Gongdo-Eup, Ansung City, Kyunggi Do, Republic of Korea, and an office located at 3F. 1364-27 Seocho-Dong, Seocho-Gu Seoul, Republic of Korea. The lease is for two-years, renewable every two years, and the operating rents of both sites are approximately $120,000 annually.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.     MARKET  FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

MARKET INFORMATION

Our common stock is quoted in the United States on the OTCQB, maintained by the OTC Markets Group.  There can be no assurance that a regular trading market will develop or if developed, may not be sustained. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company's common stock, as reported by the OTCQB.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

MARKET PRICE

Period	High	Low
First Quarter 2015	$0.071	$0.07
Second Quarter 2015	$0.43	$0.41
Third Quarter 2015	$0.39	$0.37
Fourth Quarter 2015	$0.311	$0.289

Period	High	Low
First Quarter 2014	$0.18	$0.063
Second Quarter 2014	$0.079	$0.032
Third Quarter 2014	$0.09	$0.0227
Fourth Quarter 2014	$0.10	$0.0521

As of March 28, 2016, we had approximately 955 stockholders of record.

Transfer Agent

Our transfer agent is Madison Stock Transfer, Inc., Brooklyn, New York.

Dividend Policy

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future.  We currently intend to use all profits to further the growth and development of the Company.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, and in the subsequent period through the date hereof the Company made the following issuances of unregistered securities:

Third Party Agreements

On January 28, 2015 we issued 295,775 shares for the legal services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 4, 2015 we issued 295,775 shares for the legal services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 13, 2015 we issued 300,000 shares for IR services to Princeton Research Inc. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On April 27, 2015 we issued 350,000 shares for the legal services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 17, 2015 we issued 61,738 shares for the legal services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On September 22, 2015 we issued 68,093 shares for the legal services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On October 30, 2015 we issued 18,832 shares for the legal services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On November 11, 2015 we issued 140,000 shares for the advisory services to MYONG YONG JUNG. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and Include an appropriate restrictive legend.

On November 11, 2015 we issued 100,000 shares for the advisory services to SUN CHUAN CHUN. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and Include an appropriate restrictive legend.

On November 11, 2015 we issued 60,000 shares for the advisory services to SEUNG UK YUH. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and Include an appropriate restrictive legend.

On November 11, 2015 we issued 60,000 shares for the advisory services to KWAN SUN PARK. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and Include an appropriate restrictive legend.

On November 11, 2015 we issued 60,000 shares for the advisory services to YAO QI. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and Include an appropriate restrictive legend.

On November 11, 2015 we issued 60,000 shares for the advisory services to HUAI YANG. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and Include an appropriate restrictive legend. But we are going to cancel this issuance because he informed to us that he cannot provide the services as corporate advisor.

On November 30, 2015 we issued 29,203 shares for the legal services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On December 04, 2015 we issued 40,000 shares for the advisory services to MYONG YONG JUNG. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and Include an appropriate restrictive legend.

Capital Increases

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

On April 21, 2015 we issued 1,801,802 shares to Uk Hee Jo in conversion of the security purchase agreement in the amount of $180,180.20. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

On April 21, 2015 we issued 900,901 shares to Chul Hun Choi in conversion of cash investment in the amount of $90,090.10. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

On December 2, 2015 we issued 50,400 shares to MIN JUNG KANG, according to the security purchase agreement in the amount of $12,096; This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On December 2, 2015 we issued 36,000 shares to HYUNG GEUN KIM, according to the security purchase agreement in the amount of $8,640; This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On December, 2015 we issued 111,600 shares to CHANG IN YIM, according to the security purchase agreement in the amount of $26,784; This issuance was intended to be exempt from the registration requirements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Stock Swap

On June 26, 2015 we issued 175,071 shares for the exchange of 350,000 stocks of Leo Motors Co., Ltd., its Korea subsidiary, which was owned by Han Wook Bae. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 26, 2015 we issued 680,720 shares for the exchange of 1,360,897 stocks of Leo Motors Co., Ltd., its Korea subsidiary, which was owned by Sang Eon Park. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Other than the sales outline above, the Company has previously disclosed all recent sales of unregistered securities on Current Reports on Form 8-K. Such Current Reports are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "projects," "will," and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in "Risk Factors" of the reports filed with the Securities and Exchange Commission.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS ANNUAL REPORT ON FORM 10-K WITH THE "GOING CONCERN" ISSUES IN MIND.

This Management's Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the "Financial Statements").  The financial statements have been prepared in accordance with generally accepted accounting policies in the United States ("GAAP").  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

Leo Motors, Inc. (the "Company") is a Nevada corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors, Co. Ltd. ("Leozone") on July 1, 2006.  Through Leozone, the Company is engaged in the research and development ("R&D") of multiple products, prototypes, and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train, and storage technologies.  Leozone operates through four unincorporated divisions: new product research & development ("R&D"), post R&D development (such as product testing), production, and sales.

The Company's products include (i) E-Box electric energy storage system for solar and wind power generation devices; and (ii) EV components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive.

The Company was previously actively engaged in the process of development and production of Electric Power Train Systems ("EPTS") encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of Electric Vehicle ("EV"). Our EPTS can replace internal combustion engines ("ICEs").  Company began sales of EPTS to auto makers and agricultural machinery manufacturers.

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
• Continue with R&D of our EV's, electric boats, and related products as capital permits.

The E-Box can be used as an energy supplying device in an emergency situations or as a energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yachts or small ships. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-polymer battery.  The E-Box uses a multiple cell voltage balancing system via a battery management system ("BMS").

The Company is developing new battery exchange system using its patented cartridge battery exchange system which will solve the cost barriers of the electric vehicle to make them less expensive than their Internal Combustion Engine (ICE) counterparts and to help solve battery charging problems. With evolutionary batter exchange system, the Company's EV's can exchange battery within one minute using simple and low cost equipment. This technology can be best used in fleet managed vehicles such as city buses, taxis, and garbage trucks because it can be used any road sides.

 Recent Business Developments

On March 31, 2015, the Company acquired, by merger, 50% of three companies; Leo Motors Factory I, Leo Motors Factory II, and Erum Motors, through capital investment. Leo Motors Factory 1 and 2 are auto repair shops which are specialized in repairing hand-made luxury cars. Erum is specialized in trading luxury cars. These companies are making revenues successfully. And their revenues will be consolidated as the revenue of Leo Motors. With the acquisitions, Leo Motors will develop the Korea's first "Electric Vehicle Repair Shop" which will repair Hybrid cars as well as pure electric cars for large auto makers. And Leo Motors will add major EV dealerships to Erum (its name was changed into Leo Trading after acquisition).

On July 14, 2015, the Company's wholly owned subsidiary, LGM, entered into a Memorandum of Understanding with the Korea Institute for Military Affairs (KIMA), a subsidiary of Ministry of National Defense of Korea for further collaborative development of two projects: (i) an interactive "Connected Life Jacket;" and (ii) interactive, cloud connected, military electric smart boats. By entering into the Memorandum of Understanding, KIMA and LGM will collaborate in the further development of the most appropriate military defense capabilities for both the LGM Life Jacket and the LGM electric boats.

On July 31, 2015, the Company entered into a joint venture company agreement (the "JV Agreement") with Fushun Jinyuan Technology Machinery Manufacturing Co., Ltd. ("Fushun Jinyuan"), a company established and existing under the laws of the People's Republic of China, to establish a joint venture, Liaoning Senyuan Leo New Energy Electric Vehicle Co., Ltd. (the "JV" or "Senyuan Leo") in China, to develop, manufacture and sell new energy electric vehicles. Pursuant to the JV Agreement, Senyuan Leo will have a registered capital of RMB 411,600,000 (approximately $66.3 million), with Fushun Jinyuan owning 51% and the Company owning 49%. The total capital contribution shall be completed no later than 90 days from the date Senyuan Leo is incorporated, which deadline may be further extended to 108 days from the date of incorporation. The Company will invest in Senyuan Leo through a cash contribution of RMB 201,684,000 (approximately $32.5 million) and Fushun Jinyuan will invest in Senyuan Leo through a cash contribution of RMB 200,000,000 (approximately $32.2 million) and land use rights and real estate properties, the value of which is to be determined by appraisal firms appointed by both Fushun Jinyuan and the Company. The Company also agreed to license certain of its technologies to Senyuan Leo for a fee equal to 10% of Senyuan Leo's gross profit for a term of ten years. The Company will enter into separate license agreements with Senyuan Leo for the use of Leo's technologies. The board of the JVC will consist of eight members and each party will assign four members to the board. Senyuan Leo has a term of operation of fifty years. The shareholders and board of Senyuan Leo may extend the term of operation upon government approval.

On August 18, 2015, Leo and LG U Plus, a leading mobile communication provider in Korea, entered in an MOU to construct of telecommunication infrastructure for electric vehicles and boats. Both companies collaborate in the development of total service solution and controlling devices for electric vehicles, boats and chargers.

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

On October 21, 2015, the Company entered into a Memorandum of Understanding with the city of Puerto Princesa (PPC) in Philippines, the BRUNEI DARUSSALAM BIMP-EAGA BUSINESS COUNCIL (BDBEBC) to jointly start Electric Taxi businesses in the city. With the MOU, Leo Motors initiates a project that may change more than 4,000 internal combustion engine (ICE) tricycle taxies in PPC to electric tricycle taxis.

On October 27, 2015, the Company filed a patent application for its battery power pack comprised of battery cells that deliver full capacity and power in extreme cold temperatures. Traditional batteries fail in extreme cold temperatures thus incapacitating Electric Vehicles in the extreme cold regions of the world. Even though China has regulations requiring 30% of new government-purchased vehicles to be electric, there are few EV's in the Northern parts of China. Russia has the same problem in its cold regions. LEO has solved the cold region problem with its newly invented Nano Carbon Technology (CNT) electric vehicle battery power pack that functions and supplies full power in low temperatures (under -49 degrees F) without any capacity or power loss. Named the "Extreme Power Pack," Leo's new battery power packs will be used for electric snow mobiles and Energy Storage Systems as well electric vehicles in very cold regions worldwide.

November 23, 2015, the Company entered into a Memorandum of Understanding with the BRUNEI DARUSSALAM BIMP-EAGA BUSINESS COUNCIL (BDBEBC) to set up a GLOBAL Electric Go Kart (EGK) joint venture. EGK's initial indoor Go Kart track installations will be in Brunei and on Jeju Island in Korea. Go Kart is one of most popular motor sports in Brunei where the venture is building the world's largest indoor Go Kart track of approximately 4 acres. Leo will supply newly developed Go Kart using its proprietary cartridge battery swap system. Instead of the standard sidelining of the Go Kart for recharging, Leo's Go Karts swap a depleted battery for a fully charged one within seconds. Batteries are pre-charged in the charging center, eliminating the need for players to wait for charging.

On November 30, 2015, the Company unveiled five new electric vehicles: an electric cargo one-seater car, a delivery truck, a garbage truck, and two electric fishing boats (1.15 ton, 80 hp. and 1.85 ton, 20 hp.) at a product launch event in Busan, Korea. These cars and boats utilize our patented battery replacement system therefore eliminating charging down-time. Leo's new vehicle lines do not include batteries. Instead their drivers simply rent charged batteries from Leo's innovative battery swap stations.

On December 7, 2015, LGM, the Company's wholly owned subsidiary, launched of their "Connected Life Vest", a life vest that utilizes Internet of Things (IoT) technology, Carbon Nano Tubes (CNT), and our proprietary electric shock prevention system. The new vest provides a 300% increase in user survivability. The Connected Life Vest saves lives using smarter and safer technology. When the Connected Life Vest is activated, it keeps the user's body warm for up to 4 hours, and sends user data including location, biometric status, and personal information. Also it sends SOS signal to the Life Savers and Coastal Guards.

On December 20, 2015, the Company signed an Engagement Agreement with an Investment Bank, NMS Capital Advisors LLC. The Engagement Agreement allows the Bank to proceed with the financing of Chinese projects for the manufacture of electric buses and trucks for distribution to public organizations in Northern China and in the international market including the U.S. and Korea. In these regions, Leo has a "blue ocean" (uncontested) market to provide Electric Vehicles with battery power packs.

Results of Operations for the Twelve Months Ended December 31, 2015 compared to the Twelve Months Ended Decembers 31, 2014

Revenues

Sales for the year ended December 31, 2015 were $4,299,187 compared to $693,096 for the year ended December 31, 2014, reflecting an increase of $3,606,091. Most of this is revenue increase from our newly acquired subsidiaries Leo Motors Factory 1, Leo Motors Factory 2, and Leo Trading which generated $3,800,518 in the current year and none in 2014.

Cost of Sales

Costs of sales were $3,275,587 for the year ended December 31, 2015 compared to $379,066 for the year ending December 31, 2014, reflecting the cost of sales generated in our newly acquired subsidiaries Leo Motors Factory 1, Leo Motors Factory 2, and Leo Trading which generated $2,772,078 in the current year and none in 2014.

Operating Expenses

During the year ended December 31, 2015, we incurred $5,421,508 in expenses, compared to $3,468,599 in the period ended December 31, 2014. With three additional operating subsidiaries in 2015 the increase in expenses for this current year is attributable to an increase in salaries and benefits as well as increased research and development expenses in 2015 as the company continues to explore new products. The detail is provided in the table below.

Expenses for the fiscal year 2015 and 2014 consisted of the following:

	Year Ended
Expenses:	December 31, 2015	December 31 2014

Salaries and Benefits	$1,706,968	$1,476,145
Consulting and Service Fees	$758,702	$0
Research and Development	$1,278,402	$1,027,676
Selling, General and Administrative	$1,677,436	$964,788

Total	$5,421,508	$3,468,609

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

Other Income (Expenses)

During the year ended December 31, 2013 the company had net non-operating expense of $362,062 and for the year ended December 31, 2012 net non-operating income of $1,058,582, a decrease of $1,420,644. During the 2012 fiscal year the Company had a net non-operating income largely from the result of the forgiveness of debt for $1,309,028.  There was also stock sold for a profit of $52,893. These gains were offset in part by interest expense of $136,775 in 2013 and $197,634 in 2012 and miscellaneous items.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company's total assets at December 31, 2014 were $1,395,845 and total current liabilities were $4,298,455, all of which were current.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(21,357,211) as of December 31, 2014.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

Off-Balance Sheet Arrangements

None.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included herein commencing on page F-1.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL  DISCLOSURES

None.

ITEM  9A.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2015, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER  INFORMATION

None.

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR AND EXECUTIVE OFFICER SUMMARY

The following persons are our executive officers and directors as of March 29, 2016, and hold the positions set forth opposite their respective names.

NAME OF DIRECTOR OR OFFICER	AGE	POSITION

Jun Heng Park	45	Co-Chief Chief Executive Officer, President and Co-Chairman
Shi Chul (Robert) Kang	55	Co-Chief Executive Officer and Co-Chairman
Jeong Youl Choi	46	Chief Financial Officer and Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

Jun Heng Park – Co-Chief Executive Officer, President and Co-Chairman

Mr. Park has been a director of the Company since October 15, 2012 and has led the Company with regards to its business planning and strategy since his appointment.  Mr. Park has managed several businesses including as Chief Executive Officer of the World Cyber Games in 2002.  Mr. Park was Chief Executive Officer of IAG KOREA Co. Ltd, Major Insurance Company in 2006.  Mr. Park was Chief Executive Officer of Unitech Co. Ltd., a computer assembly company in Korea from 2009 to 2010.  Mr. Park received his bachelor's degree at Centennial College, Toronto. Canada and his business degree from George Brown College, Toronto, Canada.

Shi Chul (Robert) Kang – Co-Chief Executive Officer and Co-Chairman

Dr. Kang holds a Ph. D. degree in marketing and has worked in international advertising and corporate marketing areas for more than 30 years. He began his career at Oricom, the largest advertising agency in Korea and a McCann Ericson affiliate. He founded Ad Express and On&Off and managed the firms for 11 years. He served as president of Pico North Asian, a multinational global event marketing company in Hong Kong. Dr. Kang previously served as the Company's CEO and interim CFO from 2008 to 2011. Currently, he is working as the chairman of Talent Donation Consultant Association and Head Professor of Business Consultant Starter School of the City Government of Seoul. Dr. Kang will focus on business development and financing of Leo Motors.  Dr. Kang received his BS in literature from Korea University, his MA in advertising from University of Oregon, and his Ph. D. in marketing from Dongguk University in Korea.

Jeongyoul Choi – Director

Mr. Choi joined the Company in January of 2012.   Mr. Choi was Chief Executive Officer of Neo solar, a solar power company, from 2006 to 2007. Mr. Choi was Chief Executive Officer of Good EMG, total entertainment company, from 2007 to 2008.   Mr. Choi helped lead the A1 Grand prix Korea, World Motor Racing Challenge for National team, 2007 while at Good EMG.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

To the Company's knowledge, during the past ten (10) years, none of the Company's directors, executive officers, promoters, control persons, or nominees has been:

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

Code of Ethics

We have not adopted a code of ethics to date.  We are in the process of evaluating  the standards of conduct necessary for the deterrence of malfeasance and  the  promotion  of  ethical  conduct  and accountability,  and  will determine whether a code of ethics is necessary based on  our  evaluation.

Director independence

As all of the Company's directors are employees of the Company, the Company does not have any independent directors on its Board, as defined by the rules of the NASDAQ Stock Market.

Corporate Governance

The Company does not have a standing Nominating Committee.  There have been no changes to the procedures whereby security holders may recommend nominees to the registrant's board of directors.

The Company does not have a standing Audit Committee.  We do not have a financial expert serving on our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM  11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last two completed fiscal years. We refer to all of these officers collectively as our "named executive officers."

Position	Year	Salary	Awards	Awards	Comp	Total
Jun Heng Park (1)	2015	$400,000	$ Nil	$ Nil	$	$400,000
	2014	$400,000	$ Nil	$ Nil	$	$400,000

Shi Chul Kang (2)	2015	$400,000	$ Nil	$ Nil	$	$400,000
	2014	$400,000	$ Nil	$ Nil	$	$400,000

Jeong Yoel Choi (3)	2015	$300,000	$ Nil	$ Nil	$	$300,000
	2014	$300,000	$ Nil	$ Nil	$	$300,000

(1) Jun Heng Park was appointed the Company's Co-CEO and President on October 15, 2012.

(2) Shi Chul Kang was appointed Co-CEO and Chairman on November 4, 2013.

(3) Jeong Youl Choi was appointed the Company's CFO on July 17, 2014.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2015.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jun Heng Park(1)									$ Nil

Jeong Youl Choi(3)									$ Nil

Shi Chul Kang(2)									$ Nil

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jun Heng Park(1)							Nil
Jeong Youl Choi(3)							Nil
Shi Chul Kang(2)							Nil

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee.  Our entire board of directors participated in deliberations concerning executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31, 2015.  The table shows the amount of shares owned by:

(1)     each  person known to us who owns beneficially more than five percent of the  outstanding shares of any class of the Company's stock, based on the number of  shares  outstanding  as  of  December 31,  2015;

(2)     Each of the Company's Directors and Executive Officers; and

(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

IDENTITY OF PERSON OR GROUP	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENT OF SHARES BENEFICIALLY OWNED(1,2)	CLASS

Jun Heng Park(2)
Co-CEO and President	7,600,000	4.66%	Common

Jun Hee Won
Director	20,396,223	12.50%	Common

Shi Chul Kang (2)
Co-CEO and Chairman	2,185,000	1.39%	Common

Jeon Youl Choi (3)
CFO	3,600,000	2.21%	Common
Officers and Directors as a group (4 persons)	33,781,223	20.70%	Common

 (1)  The  percentage  of  shares  owned  is  based  on 163,198,512 shares being outstanding  as  of  March 28, 2016.  If  the beneficially owned shares of any individual  or  group in the above table include any options, warrants, or other rights  to purchase shares in the Company's stock, such right to purchase share is disclosed  by  footnote  below and the percentage of shares owned includes  such  shares  as  if  the  right  to purchase had been duly exercised.

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

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors, or their family members.

The Company does not have any independent directors on its Board, as defined by the NASDAQ Stock Market.

ITEM  14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2015	2014
Audit fees	$35,000	$14,750
Audit-related fees
Tax fees
All other fees	14,100	7,500

Total fees	$49,100	$22,250

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Amended Articles of Incorporation (Incorporated by reference to the Company's Registration Statement on Form 10 filed on December 10, 2008)
3.2	Restates Bylaws (Incorporated by reference to the Company's Registration Statement on Form 10 filed on December 10, 2008)
10.1	Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated August 10, 2012 (incorporated by reference from the Company's Quarterly Report on From 10-Q filed November 23, 2012)
10.2
Amendment to Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated October 13, 2012 (incorporated by reference from the Company's Quarterly Report on From 10-Q filed November 23, 2012)

10.3	2010 Employee Stock Option Plan (incorporated by reference from the Company's Current Report on Form 8-K filed February 3, 2010)
10.4	Purchase Agreement between Leo Motors, Inc. and Leo B&T Co. Ltd. (incorporated by reference from the Company Current Report on Form 8-K filed on February 16, 2010)
10.5	Agreement between Leo Motors, Inc. and M&M Corp. dated March 26, 2010 (incorporated by reference from the Company's Current Report on Form 8-K filed March 26, 2010)
10.6	Employment Agreement between Leo Motors, Inc. and Jung Yong Lee dated January 1, 2012 (incorporated by reference from the Company Annual Report on Form 10-K filed on April 16, 2013)
10.7
Investor Relations Program Agreement between Leo Motors, Inc. and JSR Partners Limited, dated April 15, 2014 (incorporated by reference from the Company's Current Report on Form 8-K filed on July 8, 2015)

10.8	Share Swap Agreement by and between Leo Motors, Inc. and LGM Co. Ltd., dated as of July 1, 2014(incorporated by reference from the Company's Current Report on Form 8-K filed on April 25, 2014)
10.9	Form of Securities Purchase Agreement(incorporated by reference from the Company's Current Report on Form 8-K filed on August 6, 2015)
10.10
Non-exclusive Execution Rights on Patent Technology Settlment& Registration Contract, dated September 19, 2014, by and between Leo Motors, Inc. and TPT, Co., Ltd. (incorporated by reference from the Company's  Current Report on Form 8-K filed on September 25, 2014)

21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extention Schema
101.CAL	XBRL Taxonomy Extention Calculation Linkbase
101.DEF	XBRL Taxonomy Extention Definition Linkbase
101.LAB	XBRL Taxonomy Extention Label Linkbase
101.PRE	XBRL Taxonomy Extention Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEO MOTORS, INC.

March 30, 2016	By:	/s/ Jun Heng Park
Jun Heng Park
Chief Executive Officer (Principal Executive Officer) and Director

March 30, 2016	By:	/s/ Jeong Youl Choi
JeongYoul Choi
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jun Heng Park
Jun Heng Park	Co-Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2016

/s/ Jeong Youl Choi
JeongYoul Choi	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 30, 2016

/s/ Shi Chul Kang		March 30, 2016
Shi Chul Kang	Co-Chief Executive Officer

LEO MOTORS, INC.

 FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 Leo Motors, Inc.

We have audited the accompanying balance sheet of Leo Motors, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leo Motors, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
 March 28, 2016

    7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	12/31/2015	12/31/2014
	(Audited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$243,809	$217,178
Accounts receivable	1,565,114	542,210
Inventories	496,971	279,783
Prepayment to suppliers	279,229	306,969
Other current assets	32,107	49,705
Total Current Assets	2,617,230	1,395,845
Fixed assets, net	163,001	38,620
Deposit	346,659	51,601
Intangible assets	63,831	63,831
Goodwill	3,057,003	2,444,558
Total Assets	$6,247,724	$3,994,455
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$4,082,198	$2,152,951
Short term borrowings	7,661	448,801
Advance from customers	795,431	40,951
Due to related parties	140,396	150,637
Taxes payable	99,584	159,478
Notes Payable current portion	49,397	526,257
Derivative liability	0	819,922
Total Current Liabilities	5,174,667	4,298,997
Accrued retirement benefits	92,948	2,150
Notes payable long term	273,646	145,316
Other long term liabilities	129,748	0
Total Liabilities	5,671,009	4,446,463
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 158,948,604 and 138,624,206 shares issued and outstanding at December 31, 2015 and December 31, 2014	158,949	138,624
Additional paid-in capital	20,367,272	17,723,248
Accumulated other comprehensive income	1,251,120	511,229
Accumulated loss	(25,404,609)	(21,357,211)
Total Equity(Deficit) Leo Motors, Inc.	(3,627,268)	(2,984,110)
Non-controlling interest	4,203,983	2,532,102
Total Equity(Deficit)	576,715	(452,008)
Total Liabilities and Equity(Deficit)	$6,247,724	$3,994,455

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended December 31,
	2015	2014
	(Audited)	(Audited)
Revenues	$4,299,187	$693,096

Cost of Revenues	3,275,587	379,066
Gross Profit	1,023,600	314,030

Operating Expenses	5,421,508	3,468,599
Income(loss) from Continuing Operations	(4,397,908)	(3,154,569)

Other Income (Expenses)
Interest expense	(319,054)	(1,325,975)
Non-Operating (expense) income	225,990	0
Total Other Income (Expenses)	(93,064)	(1,325,975)

Income(loss) from Continuing Operations Before Income Taxes	(4,490,972)	(4,480,544)

Income Tax Expense	0	0
Net Income(Loss)	$(4,490,972)	$(4,480,544)

Income(loss) attributable to non-controlling interest	$(443,574)	$(4,817)

Net Income(Loss) Attributable To Leo Motors, Inc.	(4,047,398)	(4,485,361)

Other Comprehensive Income:
Net Income(loss)	$(4,490,972)	$(4,480,544)
Unrealized foreign currency translation gain	739,891	(42,899)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(3,751,081)	$(4,523,443)
Net Loss per Common Share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
Weighted Average Common Shares Outstanding:
Basic	$155,866,313	$97,393,209
Diluted	$155,866,313	$98,056,098

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014 (AUDITED)

	Common Stock		Additional		Accumulated Other	Non-	Total
	Number of		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Stocks	Amount	Capital	Loss	Income	Interest	Equity

Balance, December 31, 2013	67,833,662	67,834	13,290,081	(16,871,850)	468,330	2,527,285	(518,320)

Stock-based compensation	16,610,000	16,610	1,395,854	-	-	-	1,412,464

Stock Issued in payment of debt	5,965,990	5,965	278,678	-	-	-	284,643

Stock Issued for investment	45,977,264	45,978	2,758,635	-	-	-	2,804,613

Minority interest contributions	2,237,290	2,237	-	-	-	0	2,237

Net loss for the year 2014	-	-	-	(4,485,361)	-	4,817	(4,480,544)

Foreign currency translation adjustment	-	-	-	-	42,899		42,899

Balance, December 31, 2014	138,624,206	$138,624	$17,723,248	$(21,357,211)	$511,229	$2,532,102	$(452,008)

Stock-based compensation	20,324,398	20,325	1,795,065	-	-	-	1,815,390

Retirement of derivatives	-	-	819,922	-	-	-	819,922

Warrants issued for investment	-	-	29,037	-	-	-	29,037

Minority interest contributions	-	-	-	-	-	2,115,455	2,115,455

Net loss for the year 2014	-	-	-	(4,047,398)	-	(443,574)	(4,490,972)

Foreign currency translation adjustment	-	-	-	-	739,891		739,891

Balance, December 31, 2015	158,948,604	$158,949	$20,367,272	$(25,404,609)	$1,251,120	$4,203,983	$576,715

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
	For the Years Ended December 31,
	2015	2014
	(Audited)	(Audited)
Cash flows from Operating Activities:
Net loss	$(4,490,972)	$(4,480,544)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	207,837	19,470
Loss on conversion of debt	0	24,376
Amortization debt discount	275,176	340,568
Foreign currency translation	739,891	42,899
Stock-based compensation	903,704	284,643
Gain on derivative liabilites	0	(5,607)
Impairment of investment	0	762,000
Changes in assets and liabilities:
Accounts Receivable	(1,022,904)	(542,210)
Inventories	(217,188)	(279,783)
Prepayment to suppliers	27,740	(108,996)
Other assets	17,598	(19,522)
Accounts payable, other payables and accrued expenses	1,929,247	1,033,656
Accrued retirement benefits	90,798	(59,886)
Advances from customers	883,658	(394,488)
Taxes payable	(59,894)	12,628
Net cash used in operating activities:	(715,309)	(3,370,796)
Cash flows from investing activities:
Investment in equipment	(332,218)	(16,846)
Payments on deposits	(295,058)	0
Net cash provided(used) in investing activities:	(627,276)	(16,846)
Cash flows from financing activities:
Proceeds from notes payable	427,208	801,433
Payments on related party debt net	(10,241)	0
Payments on notes payable	(441,140)	0
Proceeds from issuance of stock & warrants	1,393,389	2,801,613
Net cash provided(used) by financing activities:	1,369,216	3,603,046
Net Increase in cash and cash equivalents:	26,631	215,404

Cash and cash equivalents - beginning of year	217,178	1,774

Cash and cash equivalents - end of year	$243,809	$217,178
Supplemental disclosure of cash flow activities:
Interest	$43,878	$0
Income taxes	$0	$4,817
Supplemental disclosures of non cash activities:
Conversion of derivative liability	$819,922	$569,584
Goodwill on acquisition	$612,445	$0
Conversion of debt for common stock	$1,901,433	$98,496
Common stock issued for services	$903,704	$284,643

"See accompanying notes to consolidated financial statements"

NOTE 1 - COMPANY BACKGROUND

Leo Motors, Inc. (the "Company," or "we") is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

The Company was originally incorporated in California as N. Org., Inc. on December 12, 1983. The Company then underwent several name changes from Natural Organics Corporation to Classic Auto Accessories of North America and then to FCR Automotive Group, Inc. On September 20, 2004, the Company reincorporatedinDelaware by merging into FCR Group, Inc.,aDelaware Automotive corporation,whichwasorganizedonSeptember8, 2004. On July26,2005,theCompany acquired Shinil Precision Co., Ltd., a Korean Company,asitsoperatingbusinessand on July 18, 2005, changed its name to ShinilPrecision Machinery, Inc. to reflect its anticipated new business. Upon failure of certain termsandconditionsofthe acquisition agreement, the Companyreturned the shares of Shinil and recovered and cancelled the Company's sharesissuedintheacquisition. In 2012, the Company changed its domicile to Nevada.

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

On February 11, 2010, the Company acquired 50% of Leo B&T Corp., a South Korean corporation ("B&T"), from two shareholders of B&T in exchange for 7,000,000 shares of the Company's common stock. Our ownership in B&T was reduced to 30% in 2011. Additionally, this investment was written down as impairment expense during 2011 and the remaining investment was exchanged in 2012 for a return of Leo Motors stock.

On November 10, 2012, the Company signed an agreement with PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., to supply an independent solar power system grafted with the Company's E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company has a 10% interest in the overall project. This project has incurred an impairment charge as further detailed in our financial statements and the notes thereto.

On July 1, 2014, the Company acquired all of the outstanding common stock of LGM Co. Ltd., a corporation incorporated in the Republic of Korea ("LGM"), from LGM's shareholders, which represented 813,747 shares of LGM common stock, in exchange for 47,352,450 shares of the Company's common stock pursuant to the Share Swap Agreement entered into by and between LGM and the Company. Upon closing of the Share Swap Agreement, LGM became a wholly-owned subsidiary of the Company.

On March 31, 2015, the Company acquired 50% interest in each of Leo Motors Factory, Inc. ("Leo Factory 1") and Leo Motors Factory 2, Inc. ("Leo Factory 2") which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired 50% interest in Leo Trading Inc. (formerly Erum Motors, Inc.) ("Leo Trade") specializing in the trading of luxury cars. These acquired entities will be presented on a consolidated basis as the parent company has significant control of the business through the Board of Directors which can decide decisions split on strictly on common share ownership percentages.

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company's fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea and LGM Co. LTD where Leo Motors, Inc. has significant control. All inter-company transactions and balances have been eliminated upon consolidation.

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

Foreign Currency Translation And Comprehensive Income

The reporting currency of the Company is the U.S. Dollars ("US$"). The functional currency of the parent company is the US$ and the functional currency of the Company's operating subsidiary is Korean Won ("KRW"). The subsidiary's results of operations and cash flows are translated at average exchange rates during the year, assets and liabilities are translated at the unified exchange rate at the end of the year, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the functional currency financial statements into US$ are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2015 and 2014:

	For the periods ended
	12/31/2015	12/31/2014

Net Income (Loss)	$(4,490,972)	$(4,480,544)

Weighted-average common stock Outstanding - basic	155,866,313	97,393,209
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	0	662,889
Weighted-average common shares
outstanding- Diluted	155,866,313	98,056,098

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $140,396 at December 31, 2015 and $150,637 at December 31, 2014

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of December 31, 2015 and December 31, 2014, the balance of payments received in advance was $279,229 and $ 306,969, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $25,404,609 as of December 31, 2015 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the years ending December 31, 2015 through December 31, 2018 are listed on the table below.
For the Year		Amount
Ending

2016		$220,827
2017		101,249
2018	and beyond	0

Total Commitment		$322,076

(b) Strategic Investment

On November 10, 2012, the Company and PDI C&D/RDC SPRL Inc. ("PDI"), an affiliate of PDI Global LLC, a major architectural design company in the U.S., signed a contract to supply an independent solar power system grafted with the Company's E-Box power storage device for a housing project in the Democratic Republic of the Congo ("DRC"). The Company had a commitment to raise $1,000,000 to fulfill its part of the contract for strategic investment. This investment was impaired in full as of December 31, 2014 as completion of the project looks doubtful.

NOTE 8 - INVENTORIES

Inventories consist of the following:
	31-Dec-15	31-Dec-14
	US$	US$
Raw material	$0	$0
Work in process	496,971	279,783
Finished goods	0	0
	$496,971	$279,783

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	31-Dec-15	31-Dec-14

Vehicles	$146,268	$7,581
Tools	95,771	12,906
Office	109,447	79,963
Facility equipment	210,502	157,966

Total property and equipment	561,988	258,416

Accumulated depreciation	(398,987)	(219,796)
Property and equipment, net	$163,001	$38,620

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $207,837 and $19,470,  respectively.

NOTE 10 - INVESTMENTS

During 2012, the Company invested in a housing project in the Republic of the Congo which would use our E-Box power storage device. $270,000 had been invested. Their interest has been recorded using the cost investment of accounting for investments. During the year ended December 31, 2014, the completion of this project has come into question. Due to this and other factors the Company has impaired the investments in full with a charge off of $762,000.

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

As of December 31, 2015 the major components of our notes and borrowings consisted of the following:

12/31/15
Hana Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.65%
interest only payable monthly and securred by the company.	$45,505

Hana Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 6.24%
interest only payable monthly.	75,775

Hana Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.64%
interest only payable monthly and securred by the company.	46,800

KookMin Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.28%
interest only payable monthly and securred by the company	85,245

Industrial Bank of Korea Bank four year note extended with 12 month extension fully amortizing with a variable interest rate currently at 3.83%
payable monthly.	35,718

NH Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 7.25%
interest only payable monthly.	34,000

Total Liabilities	323,043

Less current portion	49,397

Long tem debt	$273,646

NOTE 12 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years; an NOL of $25,404,609 had accumulated at December 31, 2015 on U.S. operations and has been carried forward. The potential tax benefit of the NOL's has been recognized on the books of the Company, and is offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $1,376,115 during the year ended December 31, 2015.
Total
Deferred Tax Assets	8,637,567
Realization Allowance	(8,637,567)
Balance Recognized	$-

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 13 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification ("ASC") Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  The Company increased goodwill as a result of its first quarter acquisitions by $612,445 and also determined that none of its long-term assets at December 31, 2015 and December 31, 2014 were impaired.

	31-Dec-15	31-Dec-14
Patents	$63,554	$63,554
Trademarks	277	277
Goodwill	3,057,003	2,444,558
Intangible assets	3,120,834	2,508,389
Less impairments	0	0
Intangible assets, net	$3,120,834	$2,508,389

NOTE 14 -  SEGMENT INFORMATION

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2015 and 2014, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

NOTE 15 – DERIVATIVE LIABILITY

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company's derivative liability is an embedded derivative associated with one of the Company's convertible promissory notes. The convertible promissory note was issued on July 31, 2014, (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company's statements of operations as "change in the fair value of derivative instrument".

As of December 31, 2015 and December 31, 2014, the estimated fair value of derivative liability was determined to be $0 and $819,922, respectively. On July 31, 2014, the derivative liability was recognized with a debt discount of $825,529. During the year ended December 31, 2015, the loan was converted to common stock and the remaining unamortized debt discount of $275,176 was recorded against as a charge to interest expense.

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

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during year ended December 31, 2015.

Derivative Liability
Fair value, December 31, 2014	$819,922
Additions	-0-
Change in fair value	-0-
Transfers in and/or out of Level 3	(819,922)
Fair value, December 31, 2015	$-0-

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