Form 10-Q
period 2016-03-31
Leo Motors, Inc.
filed 2016-05-16
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission File Number: 000-53525

Leo Motors, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-3909667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F Bokwang Bldg., Seowunro 6 Gil 14, Seocho Gu, Seoul, Korea	137-863
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (949) 419-0288

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	___	Accelerated filer	___
Non-accelerated filer (Do not check if smaller reporting company)	___	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X

As of May 12, 2016, there were 162,299,074 shares of the Registrant's common stock issued and outstanding.

LEO MOTORS, INC.
  QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	3/31/2016	12/31/2015

Assets
Current Assets
Cash and cash equivalents	$130,874	$243,809
Accounts receivable	1,015,447	1,565,114
Inventories	838,785	496,971
Prepayment to suppliers	382,545	279,229
Other current assets	199,073	32,107
Total Current Assets	2,566,724	2,617,230
Fixed assets, net	142,137	163,001
Deposit	346,255	346,659
Intangible assets	87,275	63,831
Goodwill	3,057,003	3,057,003
Total Assets	$6,199,394	$6,247,724
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$3,748,487	$4,082,198
Short term borrowings	0	7,661
Advance from customers	496,385	795,431
Due to related parties	136,887	140,396
Taxes payable	155,151	99,584
Notes Payable current portion	264,158	49,397
Total Current Liabilities	4,801,068	5,174,667
Accrued retirement benefits	96,518	92,948
Notes payable long term	95,599	273,646
Other long term liabilities	196,579	129,748
Total Liabilities	5,189,764	5,671,009
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 163,198,512 and 158,948,604 shares issued and outstanding at March 31, 2016 and December 31, 2015	163,199	158,949
Additional paid-in capital	20,990,286	20,367,272
Accumulated other comprehensive income	1,329,240	1,251,120
Accumulated loss	(25,827,119)	(25,404,609)
Total Equity(Deficit) Leo Motors, Inc.	(3,344,394)	(3,627,268)
Non-controlling interest	4,354,024	4,203,983
Total Equity(Deficit)	1,009,630	576,715
Total Liabilities and Equity(Deficit)	$6,199,394	$6,247,724

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$745,706	$42,771

Cost of Revenues	291,014	0
Gross Profit	454,692	42,771

Operating Expenses	908,860	358,411
Income(loss) from Continuing Operations	(454,168)	(315,640)

Other Income (Expenses)
Interest expense	(9,328)	(280,975)
Non-Operating (expense) income	5,330	1,197
Total Other Income (Expenses)	(3,998)	(279,778)

Income(loss) from Continuing Operations Before Income Taxes	(458,166)	(595,418)

Income Tax Expense	0	0
Net Income(Loss)	$(458,166)	$(595,418)

Income(loss) attributable to non-controlling interest	$(35,655)	$(68,666)

Net Income(Loss) Attributable To Leo Motors, Inc.	(422,511)	(526,752)

Other Comprehensive Income:
Net Income(loss)	$(422,511)	$(526,752)
Unrealized foreign currency translation gain	78,120	(3,255)

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(344,391)	$(530,007)
Net Loss per Common Share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding:
Basic	$161,878,686	$149,069,490
Diluted	$161,878,686	$149,972,010

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
	For the Three Months Ended March 31,
	2016	2015

Cash flows from Operating Activities:
Net loss	$(458,166)	$(595,418)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	20,864	4,500
Amortization debt discount	0	275,176
Foreign currency translation	78,120	(3,255)
Stock-based compensation	115,938	38,820
Changes in assets and liabilities:
Accounts Receivable	549,667	(410,168)
Inventories	(341,814)	(15,376)
Prepayment to suppliers	(103,316)	9,249
Other assets	(166,966)	(178,487)
Accounts payable, other payables and accrued expenses	(266,880)	1,160,315
Accrued retirement benefits	3,570	(75)
Advances from customers	(299,046)	3,084
Taxes payable	55,567	81,543
Net cash used in operating activities:	(812,462)	369,908
Cash flows from investing activities:
Investment in assets	(23,444)	(151,864)
Payments on deposits	(404)	(176,295)
Net cash provided(used) in investing activities:	(23,848)	(328,159)
Cash flows from financing activities:
Proceeds from notes payable	32,373	201,380
Payments on related party debt net	(3,509)	0
Payments on notes payable	(7,661)	(22,886)
Capital contributions	186,973	0
Proceeds from issuance of stock & warrants	515,199	29,037
Net cash provided(used) by financing activities:	723,375	207,531
Net Increase in cash and cash equivalents:	(112,935)	249,280

Cash and cash equivalents - beginning of year	243,809	217,178

Cash and cash equivalents - end of year	$130,874	$466,458
Supplemental disclosure of cash flow activities:
Interest	$9,328	$4,817
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Conversion of derivative liability	$0	$819,922
Goodwill on acquisition	$0	$641,687
Conversion of debt for common stock	$0	$801,433
Common stock issued for services	$115,938	$38,820

"See accompanying notes to consolidated financial statements"

NOTE 1 - COMPANY BACKGROUND

Leo Motors, Inc. (the "Company," or "we") is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

The Company was originally incorporated in California as N. Org., Inc. on December 12, 1983. The Company then underwent several name changes from Natural Organics Corporation to Classic Auto Accessories of North America and then to FCR Automotive Group, Inc. On September 20, 2004, the Company reincorporated  in  Delaware by merging into FCR Group, Inc.,  a  Delaware Automotive       corporation,  which  was  organized  on  September  8, 2004. On July  26,  2005,  the  Company acquired Shinil Precision Co., Ltd., a Korean Company,  as  its  operating  business  and on July 18, 2005, changed its name to Shinil  Precision Machinery, Inc. to reflect its anticipated new business. Upon failure of certain terms  and  conditions  of  the acquisition agreement, the Company  returned the shares of Shinil and recovered and cancelled the Company's shares  issued  in  the  acquisition. In 2012, the Company changed its domicile to Nevada.

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

On March 31, 2015, the Company acquired 50% interest in each of Leo Motors Factory, Inc. ("Leo Factory 1") and Leo Motors Factory 2, Inc. ("Leo Factory 2")which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired 50% interest in Leo Trading Inc.(formerly Erum Motors, Inc.) ("Leo Trade") specializing in the trading of luxury cars. These acquired entities will be presented on a consolidated basis as the parent company has significant control of the business through the Board of Directors which can decide decisions split on strictly on common share ownership percentages.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2016, the Company had not experienced impairment losses on its long-lived assets.

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the three months ended March 31, 2016 and 2015:

	For the periods ended
	3/31/2016	3/31/2015

Net Income (Loss)	$(458,166)	$(595,418)

Weighted-average common stock Outstanding - basic	161,878,686	149,069,490
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	0	902,520
Weighted-average common shares
outstanding- Diluted	161,878,686	149,972,010

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $136,887 at March  31, 2016 and $140,396 at December 31, 2015.

 NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of March 31, 2016 and December 31, 2015, the balance of payments received in advance was $382,545 and $ 279,229, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of  and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the period ending March 31, 2016 through December 31, 2018 are listed on the table below.

	For the Year	Amount
	Ending

2016		$165,620
2017		101,249
2018	and beyond	0

	Total Commitment	$266,869

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

NOTE 8 - INVENTORIES

Inventories consist of the following:

	31-Mar-16	31-Dec-15
	US$	US$
Raw material	$0	$0
Work in process	838,785	496,971
Finished goods	0	0
	$838,785	$496,971

NOTE 9 - PROPERTY AND EQUIPMENT

 Property and equipment consisted of the following:

	31-Mar-16	31-Dec-15

Vehicles	$146,268	$146,268
Tools	95,771	95,771
Office	109,447	109,447
Facility equipment	210,502	210,502

Total property and equipment	561,988	561,988

Accumulated depreciation	(419,851)	(398,987)
Property and equipment, net	$142,137	$163,001

Depreciation expense for the three months ended March 31, 2016 and 2015 amounted to $20,864 and $4,500,  respectively.

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

At March 31, 2015, the Company had short term borrowings of $359,757. The notes are short term working capital advances that have been advanced to their Korean Subsidiary from various local parties. These advances are due on demand, interest free and unsecured.

As of March 31, 2016 the major components of our notes and borrowings consisted of the following:

3/31/16
Hana Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.65%
interest only payable monthly and securred by the company.	$62,883

Hana Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 6.24%
interest only payable monthly.	76,479

KookMin Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.28%
interest only payable monthly and securred by the company	84,977

Industrial Bank of Korea Bank four year note extended with 12 month extension fully amortizing with a variable interest rate currently at 3.83%
payable monthly.	127,465

NH Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 7.25%
interest only payable monthly.	7,954

Total Liabilities	359,757

Less current portion	264,158

Long tem debt	$95,599

NOTE 12 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years; an NOL of $25,827,119 had accumulated at March 31, 2016 on U.S. operations and has been carried forward. The potential tax benefit of the NOL's has been recognized on the books of the Company, and is offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $155,766 during the quarter ended March 31, 2016.

Total
Deferred Tax Assets	8,781,220
Realization Allowance	(8,781,220)
Balance Recognized	$-

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 13 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification ("ASC") Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  The Company increased goodwill as a result of its first quarter acquisitions by $612,445 and also determined that none of its long-term assets at March 31, 2016 and December 31, 2015 were impaired.

	31-Mar-16	31-Dec-15
Patents	$86,998	$63,554
Trademarks	277	277
Goodwill	3,057,003	3,057,003
Intangible assets	3,144,278	3,120,834
Less impairments	0	0
Intangible assets, net	$3,144,278	$3,120,834

NOTE 14 -  SEGMENT INFORMATION

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended March 31, 2016 and 2015, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

NOTE 15 - ACQUISITIONS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPANY.

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2016 compared with the three months ended March 31, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to Leo Motors, Inc., and depending on the context, its subsidiaries.

SPECIAL NOTICE ABOUT GOING CONCERN AUDIT OPINION

OUR AUDITOR HAS ISSUED AN OPINION EXPRESSING DOUBT AS TO OUR ABILITY TO CONTINUE IN BUSINESS AS A GOING CONCERN.  YOU SHOULD READ THIS QUARTERLY REPORT ON FORM 10-Q WITH THE "GOING CONCERN" ISSUES IN MIND.

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

Overview

Leo Motors, Inc. (the "Company") is a Nevada Corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors, Co. Ltd. ("Leozone") on July 1, 2006.  Through Leozone the Company is engaged in the research and development ("R&D") of multiple products, prototypes and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies.  Leozone operates through four unincorporated divisions: new product research & development ("R&D"), post R&D development such as product testing, production, and sales.

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

Recent Business Developments

On May 4, 2016, LGM, a subsidiary of the Company delivered the first high speed electric fishing boat to the Korean government. The government transferred the boat to Mr. S. W. Hwang, secretary general for the Association of Fishermen Union. Mr. Hwang will deploy the high speed e-fishing boat for deep sea fishing, testing the power, safety, dependability, and utility while assessing for further improvements. He will then promote sales of the electric boat to Korean fishing communities.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Quarter Ended March 31, 2016

Revenues

Sales for the three months ended March 31, 2016 were $745,706 compared to $42,771 for the three months ended March 31, 2015, an increase of $702,935. This was the direct result of increased product line in conjunction with its acquired subsidiary sales.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	March 31,	March 31,
Total General and Administrative Expenses:	2016	2015

Salaries and Benefits	$366,121	$126,456
Consulting and Service Fees	155,938	54,324
Selling, General and Administrative	386,801	177,631
Total	$908,860	$358,411

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

Other Income (Expenses)

During the three months ended March 31, 2016, we incurred $3,9998 in net other expenses, compared to $279,778 in the three months ended March 31, 2015, a decrease of $275,780. The majority of the decrease was reduced interest expense as the Company has been able to access different sources of capital.

Net Income (Loss)

The net loss for the three months ending March 31, 2016 decreased to $458,166 from $595,418 for the three months ending March 31, 2015, a decrease of $137,252. As outlined above the Company has had very limited sales as it restructures its product lines.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company's total assets at March 31, 2016 were $6,199,394 and total current liabilities were $5,189,764.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(25,822,119) as of March 31, 2016.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. ONTROLS AND PROCEDURES.

As of the end of the quarterly period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of March 31, 2016, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 1A.  RISK FACTORS

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Third Party Agreements

• On January 06, 2016 the Company issued 50,000 shares for Investment Banking Engagement services Trevor Michael Saliba of NMS Capital Advisors, LLC. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On January 06, 2016 the Company issued 92,880 shares for consulting services to Eul Hyung Choi. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On January 19, 2016 the Company issued 132,890 shares for Investor Relations services to Mike King of Princeton Research. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On January 19, 2016 the Company issued 45,647 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•On February 12, 2016 the Company issued 25,000 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•On March 14, 2016 the Company issued 30,987 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On APRIL 04, 2016 the Company Canceled 60,000 shares for services to Huai Yang. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend

• On May 12, 2016 the Company issued 24,964 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Capital Increases

• On February 11, 2016 the Company issued 297,886 shares to Mr. Chae Yong Lim for the exercise of warrant of 50,000,000 KRW. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.–.

• On February 11, 2016 the Company issued 297,886 shares to Mr. Ho Seok Kim for the exercise of warrant of 50,000,000 KRW. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On February 11, 2016 the Company issued 744,711 shares to Mr. Myong Yong Jung for the exercise of warrant of 125,000,000 KRW. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On February 11, 2016 the Company issued 744,711 shares to Mr. Mok Kang for the exercise of warrant of 125,000,000 KRW. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On APRIL 07, 2016 the Company issued 893,656 shares to Lisheng Chou, for the exercise of warrant of 150,000,000 KRW. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLSOURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEO MOTORS, INC.

May 16, 2016	By:	/s/ Jun Heng Park
Jun Heng Park
Chief Executive Officer (Principal Executive Officer) and Director

May 16, 2016	By:	/s/ Jeong Youl Choi
JeongYoul Choi
Chief Financial Officer (Principal Financial and Accounting Officer) and Director