Form 10-Q
period 2016-06-30
Leo Motors, Inc.
filed 2016-08-15
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	95-3909667
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

3F Bokwang Bldg., Seowoon-ro 6 Gil 14, Seocho-Gu, Seoul, Republic of Korea	06734
(Address of principal executive offices)	(Zip Code)

+ 82-70-4699-3585
(Registrant's telephone number, including area code)

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
Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The number of shares of the registrant's common stock outstanding as of August 10, 2016 was 163,816,458 shares.

 Item 1. Financial Statements.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	6/30/2016	12/31/2015
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	967,362	243,809
Accounts receivable	878,183	1,565,114
Inventories	714,109	496,971
Prepayment to suppliers	465,854	279,229
Other current assets	93,803	32,107
Total Current Assets	3,119,311	2,617,230
Fixed assets, net	154,515	163,001
Deposit	346,255	346,659
Intangible assets	88,503	63,831
Goodwill	3,717,931	3,057,003
Total Assets	7,426,515	6,247,724
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	3,999,974	4,082,198
Short term borrowings	185,362	7,661
Advance from customers	663,707	795,431
Due to related parties	501,576	140,396
Taxes payable	205,219	99,584
Notes Payable current portion	132,005	49,397
Total Current Liabilities	5,687,843	5,174,667
Accrued retirement benefits	170,890	92,948
Notes payable long term	72,229	273,646
Other long term liabilities	190,634	129,748
Total Liabilities	6,121,596	5,671,009
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 163,713,902 and 158,948,604 shares issued and outstanding at June 30, 2016 and December 31, 2015	163,714	158,949
Additional paid-in capital	20,978,445	20,367,272
Accumulated other comprehensive income	1,426,750	1,251,120
Accumulated loss	(26,645,262	(25,404,609)
Total Equity(Deficit) Leo Motors, Inc.	(4,076,353	(3,627,268)
Non-controlling interest	5,381,272	4,203,983
Total Equity(Deficit)	1,304,919	576,715
Total Liabilities and Equity(Deficit)	7,426,515	6,247,724

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$806,456	$1,408,968	$1,552,162	$1,451,739

Cost of Revenues	690,074	613,729	981,088	613,729
Gross Profit	116,382	795,239	571,074	838,010

Operating Expenses	1,008,491	1,823,433	1,917,351	2,181,844
Income(loss) from Continuing Operations	(892,109)	(1,028,194)	(1,346,277)	(1,343,834)

Other Income (Expenses)
Interest expense	(8,436)	(29,326)	(17,764)	(310,301)
Non-Operating (expense) income	31,167	1,720	36,497	2,917
Total Other Income (Expenses)	22,731	(27,606)	18,733	(307,384)

Income(loss) from Continuing Operations Before Income Taxes	(869,378)	(1,055,800)	(1,327,544)	(1,651,218)

Income Tax Expense	0	0	0	0
Net Income(Loss)	$(869,378)	$(1,055,800)	$(1,327,544)	$(1,651,218)

Income(loss) attributable to non-controlling interest	$(51,235)	$(26,739)	$(86,890)	$(95,405)

Net Income(Loss) Attributable To Leo Motors, Inc.	(818,143)	(1,029,061)	(1,240,654)	(1,555,813)

Other Comprehensive Income:
Net Income(loss)	$(869,378)	$(1,055,800)	$(1,327,544)	$(1,651,218)
Unrealized foreign currency translation gain	97,510	5,600	175,630	4,506

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(771,868)	$(1,050,200)	$(1,151,914)	$(1,646,712)
Net Loss per Common Share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding:
Basic	$162,762,362	$157,650,808	$162,320,524	$153,360,149
Diluted	$162,762,362	$157,650,808	$162,320,524	$153,360,149

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from Operating Activities:	(Unaudited)	(Unaudited)
Net loss	$(1,327,544)	$(1,651,218)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,422	137,463
Amortization debt discount	0	275,176
Foreign currency translation	175,630	257,164
Stock-based compensation	131,247	440,760
Changes in assets and liabilities:
Accounts Receivable	689,931	(1,163,086)
Inventories	(217,138)	(276,351)
Prepayment to suppliers	(186,625)	29,555
Other assets	(61,696)	(146,253)
Accounts payable, other payables and accrued expenses	(82,224)	2,234,669
Accrued retirement benefits	77,942	151
Advances from customers	(131,724)	(2,290)
Taxes payable	105,635	211,708
Net cash used in operating activities:	(781,144)	347,448
Cash flows from investing activities:
Investment in assets	(65,302)	(118,359)
Payments on deposits	0	(176,295)
Net cash provided(used) in investing activities:	(65,302)	(294,654)
Cash flows from financing activities:
Proceeds from notes payable	186,946	425,176
Proceeds on related party debt net	259,578	0
Payments on notes payable	0	(261,880)
Proceeds from issuance of stock & warrants	1,123,475	29,037
Net cash provided(used) by financing activities:	1,569,999	192,333
Net Increase in cash and cash equivalents:	723,553	245,127

Cash and cash equivalents - beginning of year	243,809	217,178

Cash and cash equivalents - end of period	$967,362	$462,305
Supplemental disclosure of cash flow activities:
Interest	$9,328	$4,817
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Conversion of derivative liability	$0	$819,922
Goodwill on acquisition	$660,928	$612,445
Conversion of debt for common stock	$0	$801,433
Common stock issued for services	$131,247	$440,760

"See accompanying notes to consolidated financial statements"

NOTE 1 - COMPANY BACKGROUND
Leo Motors, Inc. (the "Company" or "we") is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

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

On June 3, 2016, the Company acquired a 50% interest in Lelcon Co., LTD. The Company develops car diagnostic and controlling device. The company is based in South Korea. As of June 3, 2016, Lelcon Co., Ltd. operates as a subsidiary of Leo Motors Inc.

NOTE 2 -POLICIES
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

Intangible and Long Lived Assets

The Company follows ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2016, the Company had not experienced impairment losses on its long-lived assets.

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2016 and 2015:

	For the periods ended
	6/30/2016	6/30/2015

Net Income (Loss)	$(1,327,544)	$(1,651,218)

Weighted-average common stock Outstanding - basic	162,320,524	153,360,149
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	0	0
Weighted-average common shares
outstanding- Diluted	162,320,524	153,360,149

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. Repayment is on demand without interest. The balance was $501,576 at June 30, 2016 and $140,396 at December 31, 2015.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of June 30, 2016 and December 31, 2015, the balance of payments received in advance was $465,854 and $ 279,229, respectively.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the period ending June 30, 2016 through December 31, 2018 are listed on the table below.

For the Year Ending	Amount
2016	$110,414
2017	101,249
2018 and beyond	0

Total Commitment	$211,663

NOTE 8 - INVENTORIES

Inventories consist of the following:

	30-Jun-16	31-Dec-15
	US$	US$
Raw material	$0	$0
Work in process	714,109	496,971
Finished goods	0	0
	$714,109	$496,971

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	31-Mar-16	31-Dec-15

Vehicles	$146,268	$146,268
Tools	95,771	95,771
Office	109,447	109,447
Facility equipment	210,502	210,502

Total property and equipment	561,988	561,988

Accumulated depreciation	(419,851)	(398,987)
Property and equipment, net	$142,137	$163,001

	30-Jun-16	31-Dec-15

Vehicles	$146,268	$146,268
Tools	95,771	95,771
Office	109,447	109,447
Facility equipment	247,438	210,502

Total property and equipment	598,924	561,988

Accumulated depreciation	(444,409)	(398,987)
Property and equipment, net	$154,515	$163,001

Depreciation expense for the six months ended June 30, 2016 and 2015 amounted to $45,422 and $37,463, respectively.

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

At June 30, 2016, the Company had short term borrowings of $185,362. The notes are short term working capital advances that have been advanced to their Korean Subsidiary from various local parties. These advances are due on demand, interest free and unsecured.

As of June 30, 2016, the major components of our notes and borrowings consisted of the following:

	6/30/16	12/31/15
Hana Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.65%
interest only payable monthly and securred by the company.	$0	92,605

Hana Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 6.24%
interest only payable monthly.	0	75,775

KookMin Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.28%
interest only payable monthly and securred by the company	29,460	85,245

Industrial Bank of Korea Bank four year note extended with 12 month extension fully amortizing with a variable interest rate currently at 3.83%
payable monthly.	8,110	35,718

Equity Line of credit agreement with a 12 month term dated May 27, 2016
May 27, 2016 with minimum draw downs of $25,000 and convertible
into company common stock.	132,005	0

NH Bank six month note extended with 12 month term
renewable periods with a variable interest rate currently at 7.25%
interest only payable monthly.	34,659	34,000

Total Liabilities	204,234	323,343

Less current portion	132,005	49,397

Long tem debt	$72,229	273,646

NOTE 12 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years; an NOL of $26,645,263 had accumulated at June 30, 2016 on U.S. operations and has been carried forward. The potential tax benefit of the NOL's has been recognized on the books of the Company, and is offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $1,240,654 during the quarter ended June 30, 2016.

Total
Deferred Tax Assets	(9,059,389)
Realization Allowance	9,059,389
Balance Recognized	$-

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 13 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification ("ASC") Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  The Company increased goodwill as a result of its first quarter acquisitions by $612,445 and also determined that none of its long-term assets at June 30, 2016 and December 31, 2015 were impaired.

	30-Jun-16	31-Dec-15
Patents	$88,226	$63,554
Trademarks	277	277
Goodwill	3,717,931	3,057,003
Intangible assets	3,806,434	3,120,834
Less impairments	0	0
Intangible assets, net	$3,806,434	$3,120,834

NOTE 14 - SEGMENT INFORMATION

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended June 30, 2016 and 2015, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

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

On June 3, 2016, the Company acquired a 50% interest in Lelcon Co., LTD ("Lelcon"). Lelcon develops car diagnostic and controlling devices. Lelcon is based in South Korea. As of June 3, 2016, Lelcon operates as a subsidiary of Leo Motors, Inc.

LEO MOTORS, INC.
CONSOLIDATED PRO FORMA BALANCE SHEETS
BALANCE AT MARCH 31, 2016
UNAUDITED
(AMOUNTS EXPRESSED IN US DOLLAR)

	Leo Motors	LELC	Pro Forma	Pro Forma
	3/31/2016	3/31/2016	AJE	Consolidated
Assets
Current Assets
Cash and cash equivalents	$130,874	$998		$131,872
Accounts Receivable	1,015,447	14,031		1,029,478
Inventories	838,785	37,879		876,664
Prepayment to suppliers	382,545	0		382,545
Stockholder loans	0	129,066		129,066
Other current assets	199,073	2,905		201,978
Total Current Assets	2,566,724	184,879		2,751,603
Fixed assets, net	142,137	33,242		175,379
Deposit	346,255	0		346,255
Other non-current assets	87,275	1,228		88,503
Investments	500,000	0	$(500,000)	0
Goodwill	3,057,003	0	470,559	3,527,562
Total Assets	$6,699,394	$219,349		$6,889,302

Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$3,748,487	$50,193		$3,798,680
Current portion notes payable	264,158	85,034		349,192
Advance from customers	496,385	0		496,385
Due to related parties	136,887	0		136,887
Taxes payable	155,151	4,429		159,580
Total Current Liabilities	4,801,068	139,656		4,940,724
Accrued retirement benefits	96,518	0		96,518
Other long term liabilities	196,579	0		196,579
Long term debt net of current portion	95,599	0		95,599
Total Liabilities	5,189,764	139,656		5,329,420
Commitments	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 163,198,512 shares issued and outstanding at March 31, 2016	164,614	169,348	(169,348)	164,614
Additional paid-in capital	21,488,871	0		21,488,871
Accumulated other comprehensive income	1,329,240	1,805		1,331,045
Accumulated loss	(25,827,119)	(91,460)	55,233	(25,863,346)
Total Equity(Deficit) Leo Motors, Inc.	(2,844,394)	79,693		(2,878,816)
Non-controlling interest	4,354,024	0	84,674	4,438,698
Total Equity(Deficit)	1,509,630	79,693		1,559,882
Total Liabilities and Equity(Deficit)	$6,699,394	$219,349	0	$6,889,302

LEO MOTORS, INC.
CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
UNAUDITED
(AMOUNTS EXPRESSED IN US DOLLAR)

	Leo Motors	LELC	Pro Forma	Pro Forma
	3/31/2016	3/31/2016	AJE	Consolidated
Revenues	$745,706	$14,161		$759,867
Cost of Revenues	291,014	9,346		300,360
Gross Profit	454,692	4,815		459,507

Operating Expenses	908,860	40,422		949,282

Income(loss) from Continuing Operations	(454,168)	(35,607)		(489,775)
Other Income (Expenses)
Assets disposal gain, net	0	0		0
Debt Forgiveness	0	0		0
Interest expense	(9,328)	(630)		(9,958)
Non-Operating (expense) income	5,330	10		5,340
Total Other Income (Expenses)	(3,998)	(620)		(4,618)

Income(loss) from Continuing Operations Before Income Taxes	(458,166)	(36,227)		(494,393)
Income Tax Expense	0	0		0
Net Income(Loss)	$(458,166)	$(36,227)		$(494,393)

Income(loss) attributable to non-controlling interest	$(35,655)	$0		$(35,655)
Net Income(Loss) Attributable To Leo Motors, Inc.	$(422,511)	$(36,227)		$(458,738)
Other Comprehensive Income:
Net Income(loss)	$(422,511)	$(36,227)		$(458,738)
Unrealized foreign currency translation gain	78,120	1,921		80,041
Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(344,391)	$(34,306)	$0	$(378,697)
Net Loss per Common Share:
Basic	$(0.00)			$(0.00)
Diluted	$(0.00)			$(0.00)
Weighted Average Common Shares Outstanding:
Basic	$163,198,512			$164,613,340
Diluted	$163,198,512			$164,613,340

"See accompanying notes to consolidated financial statements"

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

Growth and percentage comparisons made herein generally refer to the three months ended June 30, 2016 compared with the three months ended June 30, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to Leo Motors, Inc., and depending on the context, its subsidiaries.

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

The Company's products include (i) the E-Box electric energy storage system for solar and wind power generation devices; (ii) Electric Vehicle ("EV") and electric boat components that integrate electric batteries with electric motors such as EV controllers that use a mini-computer to control torque drive; (iii) luxury car repair and trading services; (iv) electric boat power train systems ranging from 40 to 250 kW, including motor, controller, and battery power packs; and (iv) on-board diagnostic and controlling devices for connected car services based on an Internet of Things (IoT) platform.

The Company was previously actively engaged in the process of development and production of Electric Power Train Systems ("EPTS") encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks, as well as several models of EVs. Our EPTS can replace internal combustion engines ("ICEs").

The Company has developed eight EPTS of increasing power rating: 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW.  Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system ("BMS").

The Company has successfully converted existing models of small cars (ICEs under 2,000cc), and also a 24 seat bus.  The Company has begun marketing its 60kW power train kits (for compact passenger cars and small trucks) and its 120kW kits (for ICE passenger cars, buses, and trucks under 5,000cc). The Company has developed a 240kW kit (for buses and trucks up to 10,000cc) as well, and is attempting to locate a strategic partner to fund the testing and production.

The specific goals of the Company over the next twelve months include:

• focus on the capitalization of the Company;
• focus on the sale of the E-Boats and E-Box;
• business development in China by establishing joint venture company in China; and
• continue with R&D of our EV's, electric boats, and related products as capital permits.

The Company's E-Box can be used as an energy supplying device in an emergency situations or as a energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yachts or small ships. The E-Box is offered in three power classes: 1kw, 3kw and 5kw.  E-Boxes for 10kw and 550kw will be developed in the future.  The E-Box is environmentally friendly with high energy density due to the use of lithium-polymer battery.  The E-Box uses a multiple cell voltage balancing system via a BMS.

The Company is developing new battery exchange system using its patented cartridge battery exchange system which will solve the cost barriers of the EV to make them less expensive than their ICE counterparts and to help solve battery charging problems. With an evolutionary battery exchange system, the Company's EVs can exchange batteries within one minute using simple and low cost equipment. This technology can be best used in fleet managed vehicles such as city buses, taxis, and garbage trucks because it can be used along any road sides.

On July 1, 2014, the Company acquired all of the outstanding common stock of LGM Co. Ltd., an electric boat company incorporated in the Republic of Korea ("LGM"). LGM has developed electric fishing boats with 40 to 250 kW power trains. LGM's 120W power train boat was registered to the National Federation of Fisheries Cooperatives as the first marketable electric boat product in Korea. With the registration, our customers of electric fishing boats can receive a government subsidy when they purchase the 120kW power train boat from us. On May 4, 2016, the Company sold its first fishing boat to the Korean government. The Korean government is renting the Company's electric fishing boats to the fishermen who are interested in electrifying their fishing boats.

The Company also expanded its businesses into luxury car repairing and trading services by acquiring three companies in 2015. The Company acquired 50% ownership of each of three companies: Leo Motors Factory I, Leo Motors Factory II, and Leo Trading. The Company provides luxury car repairing services through Leo Motors Factory I and Leo Motors Factory II which have "high end" maintenance equipment and facilities. Leo Trading is specializing in trading luxury cars. Another objective of these acquisitions is for the Company to establish Korea's first "Electric Vehicle Repair Shop" designed to maintain and repair hybrid cars as well as pure electric cars to fulfill the growing needs of the large auto makers and "green" consumers. The Company also intends to add major electric vehicle dealerships to the Leo Trading lineup.

In 2016, the Company acquired 50% ownership of Lelcon Co., Ltd. ("Lelcon"). Lelcon has proprietary connected car technology crucial in the development of smart EVs. This strategic acquisition allows the Company to accelerate development of its fleet EV management systems based on Internet of Things (IoT) and Artificial Intelligence (AI) platforms. Lelcon has developed a system branded as "AutoNsight" that is an on-board diagnostic and controlling device that detects, reports, and controls the status of power system components including motors, controllers, transmissions, ABS breaking systems, battery power packs, information and communication systems including on-board navigation, entertainment systems, and comfort systems. Based on an IoT platform, AutoNsight is connected through mobile internet.  EV status can be remotely monitored and controlled in a control tower through computer based devices including notebooks, tablets and smart phones.  AutoNsight is available for both EV and ICE vehicles, and is compatible with Google Auto and Apple Car Play.

Lelcon's AutoNsight is expected to reduce the amount of time needed for the Company to market the Company's connected electric buses and electric delivery trucks.  The Company will also enjoy significant savings in development costs.  For the Company's battery swapping system for fleet EVs, the Company has continued to invest in developing a mobile network based connected car system.  Lelcon's technology provides such mobile network based system without further investment.

Recent Business Developments

The Company has marketed electric fishing boats with 120 kW power trains. The 120W power train boat was registered to the National Federation of Fisheries Cooperatives as the first marketable electric boat product in Korea. With the registration, our customers of electric fishing boats can receive a government subsidy when they purchase the 120kW power train boat from us. On May 4, 2016, the Company sold its first fishing boat to the Korean government. The Korean government is renting the Company's electric fishing boats to the fishermen who are interested in electrifying their fishing boats.

On June 3, 2016, the Company acquired 50% ownership of Lelcon Co., Ltd. ("Lelcon"). The Company will issue 1,414,828 shares of its common stock at $0.30 per share in exchange for 50% equity in Lelcon.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Three Months Ended June 30, 2016

Revenues

Sales for the three months ended June 30, 2016 were $806,456 compared to $1,408,968 for the three months ended June 30, 2015, a decrease of $602,512. The Company is continuing to expand its locations and sales for the year to date period even though the quarterly comparison is lower.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	June 30,	June 30,
Total General and Administrative Expenses:	2016	2015

Salaries and Benefits	$358,638	$909,747
Consulting and Service Fees	$51,698	$401,940
Selling, General and Administrative	$598,155	$511,746
Total	$1,008,491	$1,823,433

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

Other Income (Expenses)

During the three months ended June 30, 2016, we incurred $22,731 in net other expenses, compared to $(27,606) in the three months ended June 30, 2015 an increase of $50,337.

Net Income (Loss)

The net loss for the three months ending June 30, 2016 decreased to $869,378 from $1,055,800 for the three months ending June 30, 2015, a decrease of $186,422. As outlined above the Company has had very limited sales as it restructures its product lines.

Results of Operations - For the Six Months Ended June 30, 2016

Revenues

Sales for the six months ended June 30, 2016 were $1,552,162 compared to $1,451,739 for the six months ended June 30, 2015, an increase of $100,423. The Company is continuing to acquire businesses to help facilitate the build out of its business model.  Existing subsidiary sales held constant to the same period last year.

General and Administrative Expenses

Expenses for the six months ended June 30, 2016 and June 30, 2015 consisted of the following:

	For the Six Months Ended
	June 30,	June 30,
Total General and Administrative Expenses:	2016	2015

Salaries and Benefits	$724,759	$1,036,203
Consulting and Service Fees	$207,636	$456,264
Selling, General and Administrative	$984,956	$689,377
Total	$1,917,351	$2,181,844

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

Other Income (Expenses)

During the six months ended June 30, 2016, we incurred $18,733 in net other expenses, compared to $(307,384) in the six months ended June 30, 2015 a decrease of $326,117.

Net Income (Loss)

The net loss for the six months ending June 30, 2016 decreased to $1,327,544 from $1,651,218 for the six months ending June 30, 2015, a decrease of $323,674. As outlined above the Company has had very limited sales as it restructures its product lines.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company's total assets at June 30, 2016 were $7,426,515 and total current liabilities were $7,115,405.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $26,245,262 as of June 30, 2016.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of June 30, 2016, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Third Party Agreements

• On April 04, 2016, the Company canceled 60,000 shares for services to Huai Yang. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares were restricted securities and included an appropriate restrictive legend.

• On May 12, 2016, the Company issued 24,964 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On June 3, 2016, the Company entered into a Share Swap Agreement (the "Share Swap Agreement") with an accredited investor (the "Investor"), pursuant to which the Company acquired shares held by the Investor, which, in the aggregate, represent fifty percent (50%) of Lelcon Co., Ltd. a Korean corporation, in exchange for the issuance of 1,414,828 shares of the Company's common stock. As a result of the Share Swap Agreement, Lelcon Co., Ltd. is now a subsidiary of the Company.

• On July 22, 2016, the Company issued 102,556 S-8 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. The S-8 shares are to be issued from the 2016 Equity Incentive Plan filed with the Company's Form S-8 file number 333-211971.

Capital Increases

• On April 07, 2016, the Company issued 893,656 shares to Lisheng Chou for the exercise of a warrant of 150,000,000 KRW. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Co-Principal Executive Officers and the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leo Motors, Inc.

August 15, 2016	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer (Principal Executive Officer)

August 15, 2016	By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer (Principal Executive Officer)

August 15, 2016	By:	/s/ Jeong Youl Choi
Jeong Youl Choi
Chief Financial Officer (Principal Financial and Accounting Officer)