Form 10-Q
period 2016-09-30
Leo Motors, Inc.
filed 2016-11-14
CIK 1356564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	81-4108026
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

3F Bokwang Bldg., Seowoon-ro 6 Gil 14, Seocho-Gu, Seoul, Republic of Korea	06734
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The number of shares of the registrant's common stock outstanding as of November 9, 2016 was 165,687,913  shares.

 Item 1. Financial Statements.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	9/30/2016	12/31/2015

Assets
Current Assets
Cash and cash equivalents	$1,497,771	$243,809
Accounts receivable	978,069	1,565,114
Inventories	869,213	496,971
Prepayment to suppliers	625,370	279,229
Other current assets	22,210	32,107
Total Current Assets	3,992,633	2,617,230
Fixed assets, net	133,651	163,001
Deposit	346,255	346,659
Intangible assets	88,503	63,831
Goodwill	3,717,931	3,057,003
Total Assets	$8,278,973	$6,247,724
Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$4,882,656	$4,082,198
Short term borrowings	0	7,661
Advance from customers	757,617	795,431
Due to related parties	108,000	140,396
Taxes payable	59,458	99,584
Notes Payable current portion	145,560	49,397
Total Current Liabilities	5,953,291	5,174,667
Accrued retirement benefits	160,878	92,948
Notes payable long term	240,214	273,646
Other long term liabilities	126,361	129,748
Total Liabilities	6,480,744	5,671,009
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 164,124,118 and 158,948,604 shares issued and outstanding at September 30, 2016 and December 31, 2015	164,124	158,949
Additional paid-in capital	21,052,333	20,367,272
Accumulated other comprehensive income	1,280,985	1,251,120
Accumulated loss	(27,953,301)	(25,404,609)
Total Equity(Deficit) Leo Motors, Inc.	(5,455,859)	(3,627,268)
Non-controlling interest	7,254,088	4,203,983
Total Equity(Deficit)	1,430,307	576,715
Total Liabilities and Equity(Deficit)	$8,278,973	$6,247,724

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$792,037	$922,326	$2,344,199	$2,331,294

Cost of Revenues	503,484	414,240	1,484,572	1,027,969
Gross Profit	288,553	508,086	859,627	1,303,325

Operating Expenses	1,759,520	956,180	3,676,871	3,138,024
Income(loss) from Continuing Operations	(1,470,967)	(448,094)	(2,817,244)	(1,834,699)

Other Income (Expenses)
Interest expense	(7,817)	(3,031)	(25,581)	(313,332)
Non-Operating (expense) income	60,100	38,636	96,597	41,553
Total Other Income (Expenses)	52,283	35,605	71,016	(271,779)

Income(loss) from Continuing Operations Before Income Taxes	(1,418,684)	(412,489)	(2,746,228)	(2,106,478)

Income Tax Expense	459	0	459	0
Net Income(Loss)	$(1,419,143)	$(412,489)	$(2,746,687)	$(2,106,478)

Income(loss) attributable to non-controlling interest	$(126,853)	$(55,017)	$(213,743)	$(150,422)

Net Income(Loss) Attributable To Leo Motors, Inc.	(1,292,290)	(357,472)	(2,532,944)	(1,956,056)

Other Comprehensive Income:
Net Income(loss)	$(1,419,143)	$(412,489)	$(2,746,687)	$(2,106,478)
Unrealized foreign currency translation gain	(205,495)	29,447	(29,865)	286,611

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(1,624,638)	$(383,042)	$(2,776,552)	$(1,819,867)
Net Loss per Common Share:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted Average Common Shares Outstanding:
Basic	$163,919,011	$158,163,934	$162,853,353	$154,950,420
Diluted	$163,919,011	$158,163,934	$162,853,353	$154,950,420

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (AMOUNTS EXPRESSED IN US DOLLAR)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from Operating Activities:
Net loss	$(2,746,687)	$(2,106,478)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	66,286	186,973
Amortization debt discount	0	275,176
Foreign currency translation	29,865	(286,611)
Stock-based compensation	206,112	488,046
Changes in assets and liabilities:
Accounts Receivable	587,045	(1,151,979)
Inventories	(372,242)	(479,169)
Prepayment to suppliers	(346,141)	(407,610)
Other assets	10,301	(423,676)
Accounts payable, other payables and accrued expenses	797,071	357,970
Accrued retirement benefits	67,930	21
Advances from customers	(37,814)	7,458
Taxes payable	(40,126)	57,844
Net cash used in operating activities:	(1,778,400)	(3,482,035)
Cash flows from investing activities:
Investment in assets	(61,608)	(294,654)
Net cash provided(used) in investing activities:	(61,608)	(294,654)
Cash flows from financing activities:
Proceeds from notes payable	423,448	427,208
Proceeds on related party debt net	32,396	0
Payments on notes payable	(235,175)	(505,977)
Payments on notes payable - related party	0	(56,258)
Proceeds from issuance of stock & warrants	2,873,301	3,887,383
Net cash provided(used) by financing activities:	3,093,970	3,752,356
Net Increase in cash and cash equivalents:	1,253,962	(24,333)

Cash and cash equivalents - beginning of year	243,809	217,178

Cash and cash equivalents - end of period	$1,497,771	$192,845
Supplemental disclosure of cash flow activities:
Interest	$25,581	$18,825
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Conversion of derivative liability	$0	$819,922
Goodwill on acquisition	$660,928	$612,445
Conversion of debt for common stock	$0	$1,901,433
Common stock issued for services	$206,112	$488,046

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2016

NOTE 1 - COMPANY BACKGROUND

Leo Motors, Inc. (the "Company" or "we") is currently in the business of the development, assembly and sales of energy storage devices and electric vehicle components.

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

The Company had been dormant since 1989, and consummated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean corporation ("Leozone"), which is a maker of electrical transportation devices. The merger essentially exchanged shares of the Company for shares in Leozone. As this was a reverse merger, the accounting treatment of such is that of a combination of the two entities with the activity of Leozone the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007. Leozone has continued to operate as a separate subsidiary, Leo Motors Co. Ltd. of Korea, since that time.

On February 11, 2010, the Company acquired 50% of Leo B&T Corp., a South Korean corporation ("B&T"), from two shareholders of B&T in exchange for 7,000,000 shares of the Company's common stock. Our ownership in B&T was reduced to 30% in 2011. Additionally, this investment was written down as impairment expense during 2011 and the remaining investment was exchanged in 2012 for a return of the Company's stock.

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

On June 3, 2016, the Company acquired a 50% interest in Lelcon Co., LTD. The Company develops car diagnostic and controlling device. The company is based in South Korea. As of June 3, 2016, Lelcon Co., Ltd. operates as a subsidiary of the Company.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2016, the Company had not experienced impairment losses on its long-lived assets.

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

NOTE 3 - EARNINGS PER SHARE

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended September 30, 2016 and 2015:

	For the periods ended
	9/30/2016	9/30/2015

Net Income (Loss)	$(2,746,687)	$(2,106,478)

Weighted-average common stock Outstanding - basic	162,853,353	154,950,420
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	0	0
Weighted-average common shares
outstanding- Diluted	162,853,353	154,950,420

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officers for advances. Repayment is on demand without interest and the funds are used for working capital as needed. The balance was $108,000 at September 30, 2016 and $140,396 at December 31, 2015.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company's policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of September 30, 2016 and December 31, 2015, the balance of payments received in advance was $625,370 and $ 279,229, respectively.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2016. The minimum obligations under such commitments for the period ending September 30, 2016 through December 31, 2018 are listed on the table below.

For the Year	Amount
Ending

2016	$55,207
2017	101,249
2018 and beyond	0

Total Commitment	$156,456

NOTE 8 – INVENTORIES

Inventories consist of the following:	30-Sep-16	31-Dec-15
	US$	US$
Raw material	$0	$0
Work in process	869,213	496,971
Finished goods	0	0
	$869,213	$496,971

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:	30-Sep-16	31-Dec-15

Vehicles	$146,268	$146,268
Tools	95,771	95,771
Office	109,447	109,447
Facility equipment	247,438	210,502
Total property and equipment	598,924	561,988
Accumulated depreciation	(465,273)	(398,987)
Property and equipment, net	$133,651	$163,001

Depreciation expense for the nine months ended September 30, 2016 and 2015 amounted to $66,286 and $158,327, respectively.

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

NOTE 11 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years; an NOL of $27,973,553 had accumulated at September 30, 2016 on U.S. operations and has been carried forward. The potential tax benefit of the NOL's has been recognized on the books of the Company, and is offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $799,783 during the quarter ended September 30, 2016.

Loss 12/31/15	(25,404,609)
Current	(2,532,944)
NOL	(27,937,553)

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 12 - SHORT TERM BORROWINGS AND NOTES PAYABLE

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

As of September 30, 2016, the major components of our notes and borrowings consisted of the following:

	9/30/16	12/31/15
Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.65%
interest only payable monthly and securred by the company.	$0	45,505

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 6.24%
interest only payable monthly.	0	75,775

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.28%
interest only payable monthly and securred by the company	0	85,245

Bank loan four year note extended with 12 month with extension fully amortizing with a variable interest rate currently at 3.83%
payable monthly.	0	35,718

Equity Line of credit agreement with a 12 month term dated May 27, 2016
May 27, 2016 with minimum draw downs of $25,000 and convertible
into company common stock.	240,214	0

Equity Line of credit agreement with a 12 month term dated
May 27, 2016 with minimum draw downs of $25,000 and convertible
into company common stock.	90,990	46,800

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 7.25%
interest only payable monthly.	54,570	34,000

Total Liabilities	385,774	323,043

Less current portion	145,560	49,397

Long tem debt	$240,214	273,646

NOTE 13 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification ("ASC") Topic 360-10-05, "Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  The Company increased goodwill as a result of its first quarter acquisitions by $612,445 and also determined that none of its long-term assets at September 30, 2016 and December 31, 2015 were impaired.

	30-Sep-16	31-Dec-15
Patents	$88,226	$63,554
Trademarks	277	277
Goodwill	3,717,931	3,057,003
Intangible assets	3,806,434	3,120,834
Less impairments	0	0
Intangible assets, net	$3,806,434	$3,120,834

NOTE 14 - SEGMENT INFORMATION

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended September 30, 2016 and 2015, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

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

On June 3, 2016, the Company acquired a 50% interest in Lelcon Co., LTD. The Company develops car diagnostic and controlling device. The Company is based in South Korea. As of June 3, 2016, Lelcon Co., Ltd. operates as a subsidiary of Leo Motors, Inc.

	Leo Motors	LELC	Pro Forma	Pro Forma
	3/31/2016	3/31/2016	AJE	Consolidated

Assets
Current Assets
Cash and cash equivalents	$130,874	$998		$131,872
Accounts Receivable	1,015,447	14,031		1,029,478
Inventories	838,785	37,879		876,664
Prepayment to suppliers	382,545	0		382,545
Stockholder loans	0	129,066		129,066
Other current assets	199,073	2,905		201,978
Total Current Assets	2,566,724	184,879		2,751,603
Fixed assets, net	142,137	33,242		175,379
Deposit	346,255	0		346,255
Other non-current assets	87,275	1,228		88,503
Investments	500,000	0	$(500,000)	0
Goodwill	3,057,003	0	470,559	3,527,562
Total Assets	$6,699,394	$219,349		$6,889,302

Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$3,748,487	$50,193		$3,798,680
Current portion notes payable	264,158	85,034		349,192
Advance from customers	496,385	0		496,385
Due to related parties	136,887	0		136,887
Taxes payable	155,151	4,429		159,580
Total Current Liabilities	4,801,068	139,656		4,940,724
Accrued retirement benefits	96,518	0		96,518
Other long term liabilities	196,579	0		196,579
Long term debt net of current portion	95,599	0		95,599
Total Liabilities	5,189,764	139,656		5,329,420
Commitments	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 163,198,512 shares issued and outstanding at March 31, 2016	164,614	169,348	(169,348)	164,614
Additional paid-in capital	21,488,871	0		21,488,871
Accumulated other comprehensive income	1,329,240	1,805		1,331,045
Accumulated loss	(25,827,119)	(91,460)	55,233	(25,863,346)
Total Equity(Deficit) Leo Motors, Inc.	(2,844,394)	79,693		(2,878,816)
Non-controlling interest	4,354,024	0	84,674	4,438,698
Total Equity(Deficit)	1,509,630	79,693		6,889,302
Total Liabilities and Equity(Deficit)	$6,699,394	$219,349	0	$6,804,628

	Leo Motors	LELC	Pro Forma	Pro Forma
	3/31/2016	3/31/2016	AJE	Consolidated

Revenues	$745,706	$14,161		$759,867
Cost of Revenues	291,014	9,346		300,360
Gross Profit	454,692	4,815		459,507

Operating Expenses	908,860	40,422		949,282

Income(loss) from Continuing Operations	(454,168)	(35,607)		(489,775)
Other Income (Expenses)
Assets disposal gain, net	0	0		0
Debt Forgiveness	0	0		0
Interest expense	(9,328)	(630)		(9,958)
Non-Operating (expense) income	5,330	10		5,340
Total Other Income (Expenses)	(3,998)	(620)		(4,618)

Income(loss) from Continuing Operations Before Income Taxes	(458,166)	(36,227)		(494,393)
Income Tax Expense	0	0		0
Net Income(Loss)	$(458,166)	$(36,227)		$(494,393)

Income(loss) attributable to non-controlling interest	$(35,655)	$0		$(35,655)
Net Income(Loss) Attributable To Leo Motors, Inc.	$(422,511)	$(36,227)		$(458,738)
Other Comprehensive Income:
Net Income(loss)	$(422,511)	$(36,227)		$(458,738)
Unrealized foreign currency translation gain	78,120	1,921		80,041
Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(344,391)	$(34,306)	$0	$(378,697)
Net Loss per Common Share:
Basic	$(0.00)			$(0.00)
Diluted	$(0.00)			$(0.00)
Weighted Average Common Shares Outstanding:
Basic	$163,198,512			$164,613,340
Diluted	$163,198,512			$164,613,340

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

Growth and percentage comparisons made herein generally refer to the three months ended September 30, 2016 compared with the three months ended September 30, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to Leo Motors, Inc., and depending on the context, its subsidiaries.

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

Recent Business Developments

The Company received an order from one of the world's largest home electronics brands to develop a mobile Internet connect product based on Internet of Things platform. The Company worked with Lelcon to fulfill the order, and the order was delivered. The client name, date, and specific project title cannot be disclosed because of non-disclosure agreement with the client.

On September 9, 2016, LGM increased it capital of $3,656,011 (4,156,885,000 Korean Won) through funding. With the increase of capital the Company's ownership in LGM changed from 91.3% to 81.8%.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Three Months Ended September 30, 2016

Revenues

Sales for the three months ended September 30, 2016 were $792,037 compared to $922,326 for the three months ended September 30, 2015, a decrease of $130,289. The Company's revenue experienced a slight decrease due to overall market conditions.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	September 30,	September 30,
Total General and Administrative Expenses:	2016	2015

Salaries and Benefits	$1,333,073	$608,070
Consulting and Service Fees	74,865	47,286
Selling, General and Administrative	351,582	300,824
Total	$1,759,520	$956,180

Salaries and Benefits consist of total common stock issued to our executive officers as compensation for their services as officers of the Company and cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

Consulting and Service Fees consist of accounting, legal, and professional fees.

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

Other Income (Expenses)

During the three months ended September 30, 2016, we received $52,283 in net other income(expenses), compared to $35,605 in the three months ended September 30, 2015, an increase of $16,978.

Net Income (Loss)

The net loss for the three months ending September 30, 2016 decreased to $1,292,290 from $412,489 for the three months ending September 30, 2015, an increase of $934,818. As outlined above the Company has had very limited sales as it restructures its product lines.

Results of Operations - For the Nine months Ended September 30, 2016

Revenues

Sales for the nine months ended September 30, 2016 were $2,344,199 compared to $2,331,294 for the nine months ended September 30, 2015, an increase of $12,905. The Company is reporting sales relatively flat for the period. A slight decrease for the last three months has offset slight increases from earlier in the year.

General and Administrative Expenses

Expenses for the nine months ended September 30, 2016 and September 30, 2015 consisted of the following:

	For the Nine months Ended
	September 30,	September 30,
Total General and Administrative Expenses:	2016	2015

Salaries and Benefits	$2,057,832	$1,644,273
Consulting and Service Fees	282,501	503,550
Selling, General and Administrative	1,336,538	990,201
Total	$3,676,871	$3,138,024

Salaries and Benefits consist of total common stock issued to our executive officers as compensation for their services as officers of the Company and cash compensation paid to our employees during the year and the cost of all benefits provided to our employees.

Consulting and Service Fees consist of accounting, legal, and professional fees.

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

Other Income (Expenses)

During the nine months ended September 30, 2016, we received $71,016 in net other income(expenses), compared to ($271,779) in net expenses in the nine months ended September 30, 2015, a decrease of $342,795.

Net Income (Loss)

The net loss for the nine months ending September 30, 2016 increased to $2,532,844 from $2,106,478 for the nine months ending September 30, 2015, an increase of $576,888. As outlined above the Company has had very limited sales as it restructures its product lines.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company's total current assets at September 30, 2016 were $3,992,633 and total current liabilities were $5,953,291.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $27,953,301 as of September 30, 2016.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of September 30, 2016, our internal control over financial reporting were not ineffective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Leo Motors, Inc.

November 14, 2016	By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer (Principal Executive Officer)

November 14, 2016	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer (Principal Executive Officer)

November 14, 2016	By:	/s/ Jeong Youl Choi
Jeong Youl Choi
Chief Financial Officer (Principal Financial and Accounting Officer)