Form 10-K
period 2016-12-31
Leo Motors, Inc.
filed 2017-04-17
CIK 1356564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-53525

(Commission file number)

Leo Motors, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	814108026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

ES Tower 7F, Teheranro 52 Gil 17

Gangnamgu, Seoul

06212

Republic of Korea

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [_]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]                    Accelerated filer  [    ]

Non-accelerated filer   [    ]                    Smaller Reporting Company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, was $34,834,951.24. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 14, 2017, there were 172,528,016 shares of common stock outstanding

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
• Focus on the sale of the E-Boats, connected EV’s, intelligent poles, and smart parking tower system and E-Box;
• Business development in China and in America by establishing a joint venture companies;
• Continue with R&D of our EV's, E-Boats, connected car, products for smart cities and related products as capital permits.

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

The Company is developing new battery exchange system using its patented cartridge battery exchange system which will solve the cost barriers of the electric vehicle to make them less expensive than their Internal Combustion Engine (ICE) counterparts and to help solve battery charging problems. With evolutionary batter exchange system, the Company's EV's can exchange battery within one minute using simple and low cost equipment. This technology can be best used in fleet managed vehicles such as city buses, taxis, and garbage trucks because it can be used any road sides. The Company is developing EV Ecosystem using connected car solution to provide the battery swap services for fleet operators such as rental cars, public companies, delivery companies, and post offices.

The Company acquired Leo AIC (former name was Lelcon) on June 3, 2016. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for smart city. Leo AIC has developed tele-diagnosing and tele-operation system for cars and things such as smart street lights and intelligent parking tower system. Leo AIC has been selling these systems and products to several cities in China and in Korea. Solutions from Leo AIC will be provided to EV’s and E-Boats provided by the Company, thus, all vehicles are connected to the cloud server and AI, thus they provide organized battery swap services as well as better riding experiences.

The Company acquired Leo Members which integrates Leo Factory 1 and 2, and Leo Trade. Leo Members will start used luxury car trading business through affiliation with car repairing garages (car centers) in Korea. Leo Members is developing used car recommendation solution including car history tracking using AIC’s vehicle diagnosing manager, financing through fintech financing services provided by its affiliated financial company, and connected repairing services.

Our principal executive offices are located at ES Tower 7F, Teheranro 52 Gil 17, Gangnamgu, Seoul 06212 Republic of Korea and our telephone number is +82 70-4699-3583. Our web site address is www.leomotors.com. Information contained in or accessible through our website does not constitute part of this Annual Report on Form 10-K.

Recent Business Developments

On June 3, 2016, the Company acquired Leo AIC (fka ‘Lelcon’). With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for smart city. Leo AIC has developed tele-diagnosing and tele-operation system for cars and things such as smart street lights and intelligent parking tower system. Leo AIC has been selling these systems and products to several cities in China and in Korea. Solutions from Leo AIC will be provided to EV’s and E-Boats provided by the Company, thus, all vehicles are connected to the cloud server and AI, thus they provide organized battery swap services as well as better riding experiences.

On March 8, 2017, the Company acquired 100% of Leo Members, Inc. (“Leo Members”) which integrates Leo Factory 1 and 2, and Leo Trade. Leo Members will start used luxury car trading and repairing businesses. Based on the connected car platform, Leo Members is developing prescriptive car care and trading services.

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

On March 31, 2015, the Company acquired 50% of the outstanding common stock of Leo Motors Factory 1, Leo Motors Factory 2, and Leo Trading. These three companies became subsidiaries of the Company.

On June 3, 2016, the Company acquired 50% of Leo AIC (fka ‘Lelcon’). With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for smart city. Leo AIC has developed tele-diagnosing and tele-operation system for cars and things such as smart street lights and intelligent parking tower system.

On March 8, 2017, the Company acquired 100% of Leo Members, Inc. (“Leo Members”) which integrates Leo Factory 1 and 2, and Leo Trade. Leo Members will start used luxury car trading and repairing businesses. Based on the connected car platform, Leo Members is developing prescriptive car care and trading services.

Product Candidates

The Company's products include (i) E-Box electric energy storage system (ESS) for solar and wind power generation devices; (ii) EV components that integrate electric battery power packages with electric motors with EV Controllers that use a mini-computer to control torque drive, and (iii) E-Boat power trains including motor, controller, and cartridge battery power packs.

The Company has developed eight Electric Power Train Systems (EPTS): 3kW, 5kW, 7.5kW, 15kW, 30kW, 60kW, 120kW, and 240kW systems.  Each EPTS consists of a motor, a controller, and a battery power pack with a battery management system ("BMS").

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

The E-Box can be used as an energy supplying device in an emergency situations or as an energy storage device for use by the military; municipal and industry; corporate; solar/wind power storage; electric coolers and heaters; yachts or small boats. The Company markets intelligent 3kW ESS of Off-Grid or Micro Grid Solar . Encaging the solar module and battery power packs in all-in-one box, Company’s Intelligent ESS gets rid of redundant components in the system. Being connected through mesh network using block chain, the traffic in Company’s Micro Grid is directly made without going through the central server in the cloud. In this way, the Company will minimize maintenance costs while maximizing grid management efficiency and system security. Company’s ESS Artificial Intelligence (AI) is connected in Company’s Micro Grid continuously to optimize charging and storing of electricity through deep learning of energy usage patterns of the  users.

The Company markets EV based on Battery Swap Ecosystem which includes cartridge battery system, battery swap centers, telemetry and teleoperation system based on connected car platform. The Company set up control center and battery swap centers through zoning their business areas. Company’s mobile fleet networks are strongly secured by distributed ledgers of block chain technology.

The Company markets various electric power propulsion systems Ranging 40 Horse Power (HP) to 640Hp for Sport Boat / Fishing Boat / Sailing Yacht / Excursion Boat. The Company is providing  an electric power train conversion services which convert Internal Combustion Engines (ICEs) into equivalent electric power trains which substantially reduces noise while traveling, an inherent problem for ICE boats and do not produce any stench from oil or gas. The electrification kits include Sailing Generation System that uses wind to recharge batteries while under way, eliminating conventional charging processes.

The Company markets its Intelligent poles, vehicle managers, digital cluster, and vehicles and parking system. Connecting the Artificial Intelligence with car, boats, street lights, buildings, and homes, the Company innovated tower parking system, street lamps, and clusters in cars and boats. The Company’s AI products use voice interfaces which can listen and talk to the users using cloud AI chatbot services.

Business Strategy

The specific goals of the Company over the next twelve months include:

• Start electrification business for old yachts and boats in the U.S.;

• Successful deploy of an EV ecosystem in Korea;

• Sales of intelligent poles and smart parking systems in China by establishing a joint venture company; and

• Continue with R&D of our EV's, electric boats, AI connected products, smart car trading system, and related products as capital permits.

There can be no assurance that the Company will adhere to any of the above goals.

Marketing

The Company tries to set up Chinese companies to market intelligent poles and smart parking systems to the cities in China. The newly set up Chinese companies are to be joint ventures introduced by city governments in China.

The Company will go to trade shows in China to market digital clusters which integrated vehicle diagnosis, information and entertainment, navigation, and intelligent systems into one vehicle cockpit. The target markets are small and medium Chinese auto makers which do not have technology and capabilities to develop such clusters.

The Company will relaunch the ESS with Intelligent ESS (IESS) micro grid system which gets rid of redundant components in the system. Incorporated with network safety through mesh network using block chain, the traffic in Company’s Micro Grid is directly made without going through the central server in the cloud. In this way, the Company will minimize maintenance costs while maximizing grid management efficiency and system security.

The Company will enter into the U.S. market this year by providing electric conversion services. The Company will replace old internal combustion engine yachts and powerboats to the electric power system. The Company is communicating with potential partners in America for its conversion enterprise

The Company has marketed electric fishing boats with 120 kW power trains. The 120W power train boat was registered to the National Federation of Fisheries Cooperatives as first marketed electric boat product in Korea. With the registration, our customers of e-Fishing Boats can receive government subsidy when they purchase the 120kW power train boat from us.

Competition

We expect to compete with several companies including GS Yuasa, BYD, Eliiy Power, zubis, Ocean Marine, Torqueedo, etc, and our competitors may:

•	develop and market products that are less expensive or more effective than our future products;

•	commercialize competing products before we, or our partners, can launch any products developed from our product candidates;

•	operate larger research and development programs or have substantially greater financial resources than we do;

•	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic relationships; and

•	take advantage of acquisition or other opportunities more readily than we can.

Intellectual Property

Registration date	Registration number	Name	Country
2015.08.31	1550568	motor control system of boat	Rep. of Korea
2015.04.27	1517017	battery cooling system and boat using it	Rep. of Korea
2015.02.11	1494524	battery connection system	Rep. of Korea
2014.11.11	1462575	REFRIGERATING APPARATUS FOR REFERIGERATING VEHICLE	Rep. of Korea
2014.11.11	1462576	REFRIGERATING APPARATUS FOR REFERIGERATING VEHICLE	Rep. of Korea
2013.01.25	1228434	Zinc-air fuel cell assembly for ocean	Rep. of Korea
2013.01.25	1228435	Zinc-air fuel cell assembly for ocean	Rep. of Korea
2012.4.17	1140345	Electric vehicle power development apparatus	Rep. of Korea
2012.11.26	1206784	Zinc-air fuel cell system, and control method for the same	Rep. of Korea
2012.10.05	1187829	Zinc-air fuel cell assembly having zinc oxide secession means	Rep. of Korea
2012.10.05	1187866	Zinc-air fuel cell reaction cell structure	Rep. of Korea
2012.10.05	1187870	Zinc-air fuel cell reaction cell unit enabling simultaneous supply and emission of zinc-ball	Rep. of Korea
2012.09.26	662002	Scooter	Rep. of Korea
2012.09.26	662003	Scooter	Rep. of Korea
2012.09.26	662004	Scooter	Rep. of Korea
2012.09.13	1184335	Motor	Rep. of Korea
2012.09.06	1182336	Cell voltage balancing control method of battery management system	Rep. of Korea
2012.07.25	1170001	Motor	Rep. of Korea
2012.07.25	1170002	Battery stack assembly	Rep. of Korea
2012.07.19	1168597	Zinc-ball supplying apparatus	Rep. of Korea
2012.07.19	1168598	Zinc-air fuel cell assembly of radial shape stack structure	Rep. of Korea

2012.07.02	1163537	Electric vehicle fuel cell duality system	Rep. of Korea
2012.06.27	1161613	Electric automobile driving mode control method	Rep. of Korea
2012.06.07	1155993	Electric vehicle battery housing	Rep. of Korea
2012.05.29	1152790	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.29	1152793	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.24	1151779	Electric vehicle motor cooling apparatus	Rep. of Korea
2012.05.24	1151783	Zinc-ball supplying apparatus	Rep. of Korea
2012.05.16	1148980	Electric vehicle battery charging apparatus	Rep. of Korea
2012.04.30	1143406	Electric truck battery mounting structure	Rep. of Korea
2011.04.05	1028773	Electric vehicle powertrain gear apparatus	Rep. of Korea
2011.04.05	1028758	Electric automobile driving mode automatic control method	Rep. of Korea
2011.04.05	1028755	Electric vehicle motor cooling apparatus	Rep. of Korea
2011.04.05	1028756	Power input control circuit for battery management system	Rep. of Korea
2011.03.18	1024663	Zinc-Air fuel cell stack assembly	Rep. of Korea
2011.02.09	1015138	Battery stack assembly	Rep. of Korea
2011.01.17	1010235	Zinc-air fuel cell assembly	Rep. of Korea
2011.01.17	1010236	Zinc-air fuel cell assembly	Rep. of Korea
2011.01.05	1007554	Zinc-Air fuel cell stack assembly	Rep. of Korea
2011.01.05	1007593	Car velocity control method to electric vehicle battery charging state	Rep. of Korea
2010.12.22	1004621	Motor magnetic position fixing apparatus	Rep. of Korea
2010.12.15	1002963	Zinc-air fuel cell assembly	Rep. of Korea
2010.12.15	1002965	Zinc-ball supplying apparatus	Rep. of Korea
2010.12.10	1001982	Battery stack assembly	Rep. of Korea
2010.11.09	994438	Zinc-air fuel cell electrolyte emission system	Rep. of Korea
2010.09.29	985521	Battery stack assembly	Rep. of Korea

2010.08.11	977018	Zinc-air fuel cell reaction cell structure	Rep. of Korea
2010.08.11	976504	Zinc-air fuel cell assembly	Rep. of Korea
2010.07.30	831435	Hilless	Rep. of Korea
2008.05.06	490413	Vehicle	Rep. of Korea
2007.07.24	744057	Embedded system and a graphic user interface displaying method thereof	Rep. of Korea
2007.05.30	725405	WIRELESS RECEIVING DEVICE WITHOUT PLL FREQUENCYSYTHESIZER AND WIRELESS RECEIVING METHOD USING THE SAME	Rep. of Korea
2007.02.07	682489	A Multi Motor Device for Electric Vehicle	Rep. of Korea
2006.07.05	599667	Separator for fuel cell using the metal coated with TiN, method to prepare there it, and polymer electrolyte membrane fuel cell comprising the same	Rep. of Korea

Employees

We currently have 73 employees to manage our ongoing operation, though it is expected that selective hires will be made to allow us to manage ongoing clinical trials.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2017 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We operate out of a workshop and warehouse building located at 228-50 Sanup-ro 155 Gil, Kwonsun Gu, Suwon City, Kyunggi Do, Republic of Korea, and an office located at ES Tower 7F, Teheran-ro 52 Gil 17, Gangnam-Gu, Seoul, Republic of Korea. The lease is for two-years, renewable every two years, and the operating rents of both sites are approximately $300,000 annually.

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

MARKET PRICE

Period	High	Low
First Quarter 2016	$0.35	$0.19
Second Quarter 2016	$0.31	$0.21
Third Quarter 2016	$0.28	$0.10
Fourth Quarter 2016	$0.20	$0.06

Period	High	Low
First Quarter 2015	$0.07	$0.07
Second Quarter 2015	$0.43	$0.41
Third Quarter 2015	$0.39	$0.37
Fourth Quarter 2015	$0.31	$0.29

As of April 14, 2017, we had approximately 952 stockholders of record.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Company, Inc. in Salt Lake City, Utah

Dividend Policy

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future.  We currently intend to use all profits to further the growth and development of the Company.

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, and in the subsequent period through the date hereof the Company made the following issuances of unregistered securities:

Third Party Agreements

• On January 6, 2016 the Company issued 50,000 shares for Investment Banking Engagement services Trevor Michael Saliba of NMS Capital Advisors, LLC. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On January 6, 2016 the Company issued 92,880 shares for consulting services to Eul Hyung Choi. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On January 19, 2016 the Company issued 132,890 shares for Investor Relations services to Mike King of Princeton Research. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•On February 12, 2016, the Company issued 25,000 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

•On March 14, 2016, the Company issued 30,987 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On April 4, 2016, the Company canceled 60,000 shares for services to Huai Yang. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend

• On April 14, 2016, the Company issued 29,252 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

• On May 12, 2016, the Company issued 24,964 shares for consulting services to Darrin M. Ocasio. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 6, 2016, the Company entered into a Share Swap Agreement  with an accredited investor (the "Investor"), pursuant to which the Company acquired shares held by the Investor, which, in the aggregate, represent fifty percent (50%) of Lelcon Co., Ltd. a Korean corporation, in exchange for the issuance of 1,414,828 shares of the Company's common stock to Yun Ho Kim. As a result of the Share Swap Agreement, Lelcon Co., Ltd. became a subsidiary of the Company.

• On December 29, 2016 the Company issued 461,904 shares for Investor Relations services to Mike King of Princeton Research. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

• On April 7, 2016 the Company issued 893,656 shares to Lisheng Chou, for the exercise of warrant of 150,000,000 KRW. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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
• Focus on the sale of the E-Boats, connected EV’s, intelligent poles, and smart parking tower system and E-Box;
• Business development in China and in America by establishing a joint venture companies; and
• Continue with R&D of our EV's, E-Boats, connected car, products for smart cities and related products as capital permits.

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

The Company is developing new battery exchange system using its patented cartridge battery exchange system which will solve the cost barriers of the electric vehicle to make them less expensive than their Internal Combustion Engine (ICE) counterparts and to help solve battery charging problems. With evolutionary batter exchange system, the Company's EV's can exchange battery within one minute using simple and low cost equipment. This technology can be best used in fleet managed vehicles such as city buses, taxis, and garbage trucks because it can be used any road sides. The Company is developing EV Ecosystem using connected car solution to provide the battery swap services for fleet operators such as rental cars, public companies, delivery companies, and post offices.

The Company acquired Leo AIC (former name was Lelcon) on June 3, 2016. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for smart city. Leo AIC has developed tele-diagnosing and tele-operation system for cars and things such as smart street lights and intelligent parking tower system. Leo AIC has been selling these systems and products to several cities in China and in Korea. Solutions from Leo AIC will be provided to EV’s and E-Boats provided by the Company, thus, all vehicles are connected to the cloud server and AI, thus they provide organized battery swap services as well as better riding experiences.

The Company acquired Leo Members which integrates Leo Factory 1 and 2, and Leo Trade. Leo Members will start used luxury car trading business through affiliation with car repairing garages (car centers) in Korea. Leo Members is developing used car recommendation solution including car history tracking using AIC’s vehicle diagnosing manager, financing through fintech financing services provided by its affiliated financial company, and connected repairing services.

 Recent Business Developments

The Company has marketed electric fishing boats with 120 kW power trains. The 120W power train boat was registered to the National Federation of Fisheries Cooperatives as the first marketable electric boat product in Korea. With the registration, our customers of electric fishing boats can receive a government subsidy when they purchase the 120kW power train boat from us. On May 4, 2016, the Company sold its first fishing boat to the Korean government. The Korean government is renting Company's electric fishing boats to the fishermen who are interested in electrifying their fishing boats.

On June 3, 2016, the Company acquired 50% ownership of Leo AIC (fka Lelcon). The Company will issue 1,414,828 shares of its common stock at $0.30 per share in exchange for 50% equity in Lelcon. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for smart city. Leo AIC has developed tele-diagnosing and tele-operation system for cars and things such as smart street lights and intelligent parking tower system.

On September 9, 2016, LGM increased it capital of $3,656,011 (4,156,885,000 Korean Won) through funding. With the increase of capital the Company’s ownership to LGM changed from 91.3% to 81.8%.

On December 9, 2016 the Company completed an order from one of the world’s largest home electronics brands to develop a mobile Internet connect product based on Internet of Things platform. The Company worked with Leo AIC, its subsidiary to fulfill the order, and the order was delivered. The client name, date, and specific project title cannot be disclosed because of non-disclosure agreement with the client.

On March 8, 2017, the Company acquired 100% of Leo Members, Inc. (“Leo Members”) which integrates Leo Factory 1 and 2, and Leo Trade. Leo Members will start used luxury car trading and repairing businesses. Based on the connected car platform, Leo Members is developing prescriptive car care and trading services.

Results of Operations for the Twelve Months Ended December 31, 2016 compared to the Twelve Months Ended Decembers 31, 2015

Revenues

Sales for the year ended December 31, 2016 were $2,956,749 compared to $4,299,187 for the year ended December 31, 2015, reflecting a decrease of $1,342,438. The Company has been targeting long range plans and organization of its subsidiaries in 2016 which has slowed down the current year sales growth.

Cost of Sales

Costs of sales were $2,213,539 for the year ended December 31, 2016 compared to $3,275,587 for the year ending December 31, 2015. This is consistent with our normal operations and cost of sales percentages.

Operating Expenses

During the year ended December 31, 2016, we incurred $6,120,167 in expenses, compared to $5,421,508 in the period ended December 31, 2015. With an additional operating subsidiary in 2016 the increase in expenses for this current year is mostly resulting from our increased operating base in the current year. The detail is provided in the table below.

Expenses for the fiscal year 2016 and 2015 consisted of the following:

	Year Ended
Expenses:	December 31, 2016	December 31 2015

Salaries and Benefits	$3,427,855	$1,706,968
Consulting and Service Fees	$428,855	$758,702
Research and Development	$638,084	$1,278,402
Selling, General and Administrative	$1,625,373	$1,677,436

Total	$6,120,167	$5,421,508

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

Other Income (Expenses)

During the year ended December 31, 2016 the company had net non-operating expense of $1,032,755 and for the year ended December 31, 2015 net non-operating income of $93,064, an increase of $939,691. During the 2016 fiscal year the Company had an impairment of goodwill expense of $1,104,445 which was the majority of the increase in other expenses.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company's total current assets at December 31, 2016 were $2,531,790 and total current liabilities were $6,800,665..  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $(29,776,217) as of December 31, 2016.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2016, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR AND EXECUTIVE OFFICER SUMMARY

The following persons are our executive officers and directors as of April 14, 2017, and hold the positions set forth opposite their respective names.

NAME OF DIRECTOR OR OFFICER	AGE	POSITION

Shi Chul (Robert) Kang	56	Co-Chief Executive Officer, Chairman
Jun Heng Park	46	Co-Chief Executive Officer, President and Director
Jeong Youl Choi	47	Chief Financial Officer and Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

Shi Chul (Robert) Kang – Co-Chief Executive Officer and Chairman

Dr. Kang has been the co-Chief Executive Officer and Chairman since November 4, 2013. Dr. Kang holds a Ph. D. degree in marketing and has worked in international advertising and corporate marketing areas for more than 30 years. He began his career at Oricom, the largest advertising agency in Korea and a McCann Ericson affiliate. He founded Ad Express and On&Off and managed the firms for 11 years. He served as president of Pico North Asian, a multinational global event marketing company in Hong Kong. Dr. Kang previously served as the Company's CEO and interim CFO from 2008 to 2011. Currently, he is working as the chairman of Talent Donation Consultant Association and Head Professor of Business Consultant Starter School of the City Government of Seoul. Dr. Kang will focus on business development and financing of Leo Motors.  Dr. Kang received his BS in literature from Korea University, his MA in advertising from University of Oregon, and his Ph. D. in marketing from Dongguk University in Korea.

Jun Heng Park – Co-Chief Executive Officer, President, Director

Mr. Park has been a director of the Company since October 15, 2012, and has led the Company with regards to its business planning and strategy since his appointment as Co-Chief Executive Officer since October 15, 2012.  Mr. Park has managed several businesses including as Chief Executive Officer of the World Cyber Games in 2002.  Mr. Park was Chief Executive Officer of IAG KOREA Co. Ltd, Major Insurance Company in 2006.  Mr. Park was Chief Executive Officer of Unitech Co. Ltd., a computer assembly company in Korea from 2009 to 2010.  Mr. Park received his bachelor's degree at Centennial College, Toronto, Canada and his business degree from George Brown College, Toronto, Canada.

Jeong Youl Choi – Chief Financial Officer, Director

Mr. Choi joined the Company in January of 2012 and became Chief Financial Officer on July 17, 2014.   Mr. Choi was Chief Executive Officer of Neo solar, a solar power company, from 2006 to 2007. Mr. Choi was Chief Executive Officer of Good EMG, total entertainment company, from 2007 to 2008.   Mr. Choi helped lead the A1 Grand prix Korea, World Motor Racing Challenge for National team, 2007 while at Good EMG.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM  11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last two completed fiscal years. We refer to all of these officers collectively as our "named executive officers."

Position	Year	Salary	Awards	Awards	Comp	Total
Shi Chul Knag (1)	2016	$400,000	$ Nil	$ Nil	$	$400,000
	2015	$400,000	$ Nil	$ Nil	$	$400,000

Jun Heng Park (2)	2016	$400,000	$ Nil	$ Nil	$	$400,000
	2015	$400,000	$ Nil	$ Nil	$	$400,000

Jeong Yoel Choi (3)	2016	$300,000	$ Nil	$ Nil	$	$300,000
	2015	$300,000	$ Nil	$ Nil	$	$300,000

(1) Jun Heng Park was appointed the Company's Co-CEO and President on October 15, 2012.

(2) Shi Chul Kang was appointed Co-CEO and Chairman on November 4, 2013.

(3) Jeong Youl Choi was appointed the Company's CFO on July 17, 2014.

Employment Agreements with Executive Officers

On January 1, 2014, Co-CEO Jun Heng Park agreed to enter into a continuous employment agreement with the Company. The agreed annual compensation is $400,000 for services.

On November 4, 2013, Co-CEO Shi Chul Kang agreed to enter into a continuous employment agreement with the Company. The agreed annual compensation is $400,000 for services.

On January 1, 2014, CFO Jong Youl Choi agreed to enter into a continuous employment agreement with the Company. The agreed annual compensation is $300,000 for services.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2016.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Shi Chul Kang									$ Nil

Jun Heng Park									$ Nil

Jeong Yeol Choi									$ Nil

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Shi Chul Kang							Nil
Jun Heng Park							Nil
Jeong Youl Choi							Nil

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee.  Our entire board of directors participated in deliberations concerning executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of April 14, 2017.  The table shows the amount of shares owned by:

(1)     each  person known to us who owns beneficially more than five percent of the  outstanding shares of any class of the Company's stock, based on the number of  shares  outstanding  as  of  April 14, 2017;

(2)     Each of the Company's Directors and Executive Officers; and

(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

IDENTITY OF PERSON OR GROUP	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENT OF SHARES BENEFICIALLY OWNED(1,2)	CLASS

Jun Heng Park(2)
Co-CEO and President	7,600,000	4.405%	Common

Jun Hee Won
Director	20,396,223	11.82%	Common

Shi Chul Kang (2)
Co-CEO and Chairman	2,185,000	1.266%	Common

Jeon Youl Choi (2)
CFO	3,600,000	2.086%	Common
Officers and Directors as a group (4 persons)	33,781,223	19.58%	Common

 (1)  The  percentage  of  shares  owned  is  based  on 172,528,016 shares being outstanding  as  of  April 14, 2017.  If  the beneficially owned shares of any individual  or  group in the above table include any options, warrants, or other rights  to purchase shares in the Company's stock, such right to purchase share is disclosed  by  footnote  below and the percentage of shares owned includes  such  shares  as  if  the  right  to purchase had been duly exercised.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

On January 5, 2017, Leo Motors, Inc. (the "Company") was notified that Scrudato & Co., PA ("Scrudato"), the Company's independent registered public accounting firm, had had its PCAOB license revoked.  The Company therefore terminated its engagement of Scrudato and notified Scrudato of its dismissal.  On January 5, 2017, the Company engaged DLL CPAs, LLC ("DLL") to serve as the Company's independent registered public accounting firm, effective January 5, 2017.

The reports of Scrudato on the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

SERVICES	2016	2015
Audit fees	$40,000	$35,000
Audit-related fees
Tax fees
All other fees	$20,000	$14,100

Total fees	$60,000	$49,100

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Amended Articles of Incorporation (Incorporated by reference to the Company's Registration Statement on Form 10 filed on December 10, 2008)
3.2	Restates Bylaws (Incorporated by reference to the Company's Registration Statement on Form 10 filed on December 10, 2008)
10.1	Purchase Agreement between Leo Motors, Inc. and PDI C&D/RDC SPRL, dated August 10, 2012 (incorporated by reference from the Company's Quarterly Report on From 10-Q filed November 23, 2012)
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
10.10

Non-exclusive Execution Rights on Patent Technology Settlement & Registration Contract, dated September 19, 2014, by and between Leo Motors, Inc. and TPT, Co., Ltd. (incorporated by reference from the Company's  Current Report on Form 8-K filed on September 25, 2014)

10.11	Cash Investment Agreement, dated April 19, 2016, by and between the Company and Sang Hyun Shim. (incorporated by reference from the Company's Current Report on Form 8-K filed on April 29, 2016)
10.12	Cash Investment Agreement, dated April 19, 2016, by and between the Company and Moon Su Goh. (incorporated by reference from the Company's Current Report on Form 8-K filed on April 29, 2016)
10.13

Management and Voting Rights Agreement, dated April 25, 2016, by and between the Company and Leo Motors Korea, Inc. (incorporated by reference from the Company's  Current Report on Form 8-K filed on April 29, 2016)

10.14	Form of Securities Purchase Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on May 20, 2016)
10.15	Form of Registration Rights Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on May 20, 2016)
10.16	Form of Convertible Debenture (incorporated by reference from the Company's Current Report on Form 8-K filed on May 23, 2016)
10.17	Form of Securities Purchase Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on May 23, 2016)
10.18	Share Swap Agreement, by and between the Company and the Investor, dated June 3, 2016 (incorporated by reference from the Company's Current Report on Form 8-K filed on June 9, 2016)
10.19	Form of Purchase Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on March 13, 2017)
10.20	Form of Purchase Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on March 13, 2017)
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extention Schema
101.CAL	XBRL Taxonomy Extention Calculation Linkbase
101.DEF	XBRL Taxonomy Extention Definition Linkbase
101.LAB	XBRL Taxonomy Extention Label Linkbase
101.PRE	XBRL Taxonomy Extention Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEO MOTORS, INC.

April 17, 2017	By:	/s/ Shi Chul Kang
Shi Chul Kang
Chief Executive Officer (Principal Executive Officer) and Director

April 17, 2017	By:	/s/ Jeong Youl Choi
Jeong Youl Choi
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shi Chul Kang
Shi Chul Kang	Co-Chief Executive Officer (Principal Executive Officer) and Director	April 17, 2017

/s/ Jeong Youl Choi
Jeong Youl Choi	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 17, 2017

/s/ Jun Heng Park		April 17, 2017
Jun Heng Park	Co-Chief Executive Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leo Motors, Inc.

We have audited the accompanying consolidated balance sheets of Leo Motors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Leo Motors, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leo Motors, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 6 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations the past two years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DLL CPAS LLC

Savannah, GA

April 14, 2017,

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
	Balance at
	12/31/2016	12/31/2015
	(Audited)	(Audited)
Current Assets
Cash and cash equivalents	$460,671	$243,809
Accounts receivable	433,205	1,565,114
Inventories	1,088,298	496,971
Prepayment to suppliers	457,643	279,229
Other current assets	91,973	32,107
Total Current Assets	2,531,790	2,617,230
Fixed assets, net	129,157	163,001
Deposit	346,255	346,659
Intangible assets	88,503	63,831
Goodwill	2,613,486	3,057,003
Total Assets	$5,709,191	$6,247,724

Liabilities and Equity(Deficit)

Current Liabilities:
Accounts payable	$1,527,967	$1,753,287
Accrued expenses	4,228,935	2,328,911
Advance from customers	386,624	795,431
Due to related parties	358,680	194,857
Taxes payable	29,635	99,584
Notes Payable current portion	268,824	276,243
Total Current Liabilities	6,800,665	5,448,313
Accrued retirement benefits	216,195	92,948
Other long term liabilities	72,851	129,748
Total Liabilities	7,089,711	5,671,009
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 172,528,016 and 158,948,604 shares issued and outstanding at December 31, 2016 and December 31, 2015	172,528	158,949
Additional paid-in capital	21,411,832	20,367,272
Accumulated other comprehensive income	1,184,443	1,251,120
Accumulated loss	(29,776,217)	(24,564,383)
Total Equity(Deficit) Leo Motors, Inc.	(7,007,414)	(2,787,042)
Non-controlling interest	5,626,894	3,363,757
Total Equity(Deficit)	(1,380,520)	576,715
Total Liabilities and Equity(Deficit)	$5,709,191	$6,247,724

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended December 31,
	2016	2015
	(Audited)	(Audited)
Revenues	$2,956,749	$4,299,187

Cost of Revenues	2,213,539	3,275,587
Gross Profit	743,210	1,023,600

Operating Expenses	6,120,167	5,421,508
Income(loss) from Continuing Operations	(5,376,957)	(4,397,908)

Other Income (Expenses)
Interest expense	(35,309)	(319,054)
Goodwill impairment	(1,104,445)	0
Derivative income	0	0
Non-Operating (expense) income	106,999	225,990
Total Other Income (Expenses)	(1,032,755)	(93,064)

Income(loss) from Continuing Operations Before Income Taxes	(6,409,712)	(4,490,972)

Income Tax Expense	438	0
Net Income (Loss)	$(6,410,150)	$(4,490,972)

Income(loss) attributable to non-controlling interest	$(1,198,316)	$(1,283,800)

Net Income(Loss) Attributable To Leo Motors, Inc.	(5,211,834)	(3,207,172)

Other Comprehensive Income:
Net Income (Loss)	$(6,410,150)	$(4,490,972)
Unrealized foreign currency translation gain	66,677	739,891

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(6,343,473)	$(3,751,081)
Net Loss per Common Share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	$164,298,953	$155,866,313
Diluted	$164,298,953	$155,866,313

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For theYears Ended December 31,
	2016	2015
	(Audited)	(Audited)
Cash flows from Operating Activities:
Net loss	$(5,211,834)	$(3,207,172)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	136,864	207,837
Amortization debt discount	0	275,176
Foreign currency translation	66,677	(739,891)
Net loss attributed to NCI	(1,198,316)	(1,283,800)
Impairment charge	1,104,445	0
Stock-based compensation	281,485	903,704
Changes in assets and liabilities:
Accounts Receivable	1,119,720	(1,022,904)
Inventories	(480,682)	(217,188)
Prepayment to suppliers	(178,414)	27,740
Other assets	(59,462)	17,598
Accounts payable, other payables and accrued expenses	1,532,521	1,929,247
Accrued retirement benefits	123,247	90,798
Advances from customers	(311,333)	883,658
Taxes payable	(28,464)	(59,894)
Net cash used in operating activities:	(3,103,546)	(2,195,091)
Cash flows from investing activities:
Investment in assets	(845,855)	(1,195,421)
Payments on deposits	0	(295,058)
Net cash provided(used) in investing activities:	(845,855)	(1,490,479)
Cash flows from financing activities:
Proceeds on related party debt net	208,496	0
Payments on notes payable	(12,054)	(4,459)
Payments on notes payable - related party	(7,661)	(10,241)
Proceeds from investments NCI	3,466,156	844,812
Proceeds from issuance of stock & warrants	511,326	2,882,089
Net cash provided(used) by financing activities:	4,166,263	3,712,201
Net Increase in cash and cash equivalents:	216,862	26,631

Cash and cash equivalents - beginning of year	243,809	217,178

Cash and cash equivalents - end of period	$460,671	$243,809
Supplemental disclosure of cash flow activities:
Interest	$35,309	$43,878
Income taxes	$0	$0
Supplemental disclosures of non cash activities:
Conversion of derivative liability	$0	$819,922
Goodwill on acquisition	$660,928	$612,445
Conversion of debt for common stock	$0	$1,901,433
Common stock issued for services	$281,485	$903,704

 "See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (AUDITED)

	Common Stock
	Number of Stocks	Amount	Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders' Equity

Balance, December 31, 2014	138,624,206	$138,624	$17,723,248	$(21,357,211)	$511,229	$2,532,102	$(452,008)

Stock-based compensation	2,698,000	2,698	901,006	-	-	-	903,704

Investments in stock	17,626,398	17,627	894,059	-	-	-	911,686

Retirement of derivatives	-	-	819,922	-	-	-	819,922

Warrants issued for investment	-	-	29,037	-	-	-	29,037

Minority interest contributions	-	-	-	-	-	2,115,455	2,115,455

Net Income (Loss)	-	-	-	(3,207,172)	-	(1,283,800)	(4,490,972)

Foreign currency translation adjustment	-	-	-	-	739,891		739,891

Balance, December 31, 2015	158,948,604	$158,949	$20,367,272	$(24,564,383)	$1,251,120	$3,363,757	$576,715

Stock-based compensation	1,591,000	1,591	279,894	-	-	-	281,485

Investments in stock	4,338,412	4,338	772,316	-	-	-	776,654

Warrants converted	7,650,000	7,650	(7,650)	-	-	-	-

Minority interest contributions	-	-	-	-	-	3,461,453	3,461,453

Net Income (Loss)	-	-	-	(5,211,834)	-	(1,198,316)	(6,410,150)

Foreign currency translation adjustment	-	-	-	-	(66,677)	-	(66,677)

Balance, December 31, 2016	172,528,016	$172,528	$21,411,832	$(29,776,217)	$1,184,443	$5,626,894	$(1,380,520)

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

The Company acquired Leo AIC (former name was Lelcon) on June 3, 2016. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for smart city.

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea, LGM Co. LTD, Leo Factory Motors #1, Leo Factory Motors #2, Leo Trading and Leo AIC. The company has significant control of all subsidiaries thru direct as well as indirect stock ownership and voting board control from parent board members at the subsidiary level.  All inter-company transactions and balances have been eliminated upon consolidation.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2016, the Company has impaired goodwill on three of its acquisitions reflected by their recurring losses for those entities.

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

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

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

The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2016 and 2015:

	For the periods ended
	12/31/2016	12/31/2015
Net Income (Loss)	$(6,410,150)	$(4,490,972)

Weighted-average common stock Outstanding - basic	164,298,953	155,866,313
Equivalents
Stock options	-	0
Warrants	-	0
Convertible Notes	0	0
Weighted-average common shares outstanding- Diluted	164,298,953	155,866,313

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. There are various advances and repayments throughout the periods in small amounts. They are all short term in nature and provide working capital to the various subsidiaries. Repayment is on demand without interest. The balance was $358,680 at December 31, 2016 and $148,057 at December 31, 2015. There are no other related party transactions.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of December 31, 2016 and December 31, 2015, the balance of payments received in advance was $386,624 and $ 795,431, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $29,776,217 as of December 31, 2016 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2017. The minimum obligations under such commitments for the years ending December 31, 2017 through December 31, 2019 are listed on the table below.

For the Year Ending	Amount

2017	$150,000
2018	0
2019 and beyond	0

Total Commitment	$150,000

(b) Loss Contingencies

The company currently has no loss contingencies.

NOTE 8 - INVENTORIES

Inventories consist of the following:

	31-Dec-16	31-Dec-15
	US$	US$
Raw material	$420,768	$303,054
Work in process	155,778	133,831
Finished goods	511,752	60,086
	$1,088,298	$496,971

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	31-Dec-16	31-Dec-15
Property and equipment consisted of the following:
Vehicles	$87,218	$146,268
Tools	71,818	95,771
Office	179,791	109,447
Facility equipment	202,168	210,502
Total property and equipment	540,995	561,988
Accumulated depreciation	(411,838)	(398,987)
Property and equipment, net	$129,157	$163,001

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $136,684 and $179,191, respectively.

NOTE 10 - SHORT TERM BORROWINGS AND NOTES PAYABLE

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At December 31, 2016 and 2015, the Company had short term borrowings of $268,824 and $276,243. The notes are short term working capital advances that have been advanced to their Korean Subsidiary from various local parties. These advances are due on demand, interest free and unsecured.

Additionally the company borrowed $819,922 in short term convertible notes at a 4% interest rate. These funds were used to fund expansion of our LGM acquisition in 2014. The derivative components are detailed in footnote 15 and these loans were completely converted in February 2015 into 14,924,263 shares of our common stock.

As of December 31, 2015 the major components of our notes and borrowings consisted of the following:

	12/31/16	12/31/15
Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.21%
interest only payable monthly and securred by the company.	$47,258	45,505

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.28%
interest only payable monthly.	69,319	75,775

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 13.00%
interest only payable monthly and securred by the company	86,648	85,245

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.30%
interest only payable monthly.	34,406	35,718

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 9.14%
interest only payable monthly.	31,193	34,000

Notes Payable current portion	268,824	276,243

Long Term Notes	0	49,397

Notes Payable	$268,824	226,846

NOTE 11 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; an NOL of $29,776,217 had accumulated at December 31, 2016 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, and is offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $5,211,834 during the year ended December 31, 2016.

	31-Dec-16	31-Dec-15

Opening Balance	(24,564,383)	(21,357,211)
Current	(5,211,834)	(3,207,172)
Year end NOL	(29,776,217)	(24,564,383)

	Total	Total
Deferred Tax Assets	(10,123,914)	(8,351,890)
Realization Allowance	10,123,914	8,351,890
Balance Recognized	$ -	$ -

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 12 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company increased goodwill as a result of its 2016 first quarter acquisition by $612,445 but also impaired the goodwill on its 2015 acquisitions. The company has retained the goodwill from its LGM acquisition which has substantial assets in excess of carrying cost.

	31-Dec-16	31-Dec-15
Patents	$88,226	$63,554
Trademarks	277	277
Goodwill	3,717,931	3,057,003
Intangible assets	3,806,434	3,120,834
Less impairments	(1,104,445)	0
Intangible assets, net	$2,701,989	$3,120,834

NOTE 13 - SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2016 and 2015, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

 NOTE 14 – DERIVATIVE LIABILITY

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value. There were no transactions through 2016.

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

As of December 31, 2016 and December 31, 2015, the estimated fair value of derivative liability was determined to be $0 and $0, respectively. On July 31, 2014, the derivative liability was recognized with a debt discount of $825,529. During the year ended December 31, 2015, the loan was converted to common stock and the remaining unamortized debt discount of $275,176 was recorded against as a charge to interest expense.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet:

Fair Value Measurement Using
Carrying Value	Level 1	Level 2	Level 3	Total
-0-	-0-	-0-	-0-	-0-
$-0-	$-	$-	$-0-	$-0-

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during year ended December 31, 2015.

Derivative Liability
Fair value, December 31, 2015	$-0-
Additions	-0-
Change in fair value	-0-
Transfers in and/or out of Level 3	-0-
Fair value, December 31, 2016	$-0-

NOTE 15 - ACQUISITIONS

 On March 29, 2015, the Company acquired a 50% interest in each of Leo Motors Factory 1 and 2 which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired a 50% interest in Leo Trade specializing in trading luxury cars.

The consolidation of these acquisitions is presented below.

Leo Motors consolidation	LEO Motors	LEO Motors	LGM	LEO Motors	LEO Motors	LEO Trade	ELIM	Consolidated
31-Mar-15	US	Korea		Factory 1	Factory 2	(f/k/a/ Erum)	ENTRIES	Statements
All numbers shown in US Dollars							DR(CR)	3/31/2015
ASSETS
Cash and cash equivalents	$374	67853	211,957	91,187	2914	92173	0	466,458
Accounts receivable	0	0	476,777	8,754	48,425	418,422	0	952,378
Inventories	0	0	295,159	0	0	0	0	295,159
Prepayment to suppliers	0	137,236	160,484	0	0	0	0	297,720
Other current assets	0	7,297	57,403	1,595	125,212	36,685	0	228,192
Total Current Assets	374	212,386	1,201,780	101,536	176,551	547,280		2,239,907

Fixed assets, net	6,744	10,530	16,846	63,683	88,181	0	0	185,984
Deposit	0	46,234	22,637	4,804	145,196	9,025	0	227,896
Intangible assets	0	63,831	0	0	0	0	0	63,831
Goodwill	0	0	0	0	0	0	3,057,003	3,057,003
Investment in subsidiaries	8,089,368	0	0	0	0	0	-8,089,368	0
Total Non-Current Assets	8,096,112	120,595	39,483	68,487	233,377	9,025		3,534,714

Total Assets	$8,096,486	332,981	1,241,263	170,023	409,928	556,305	-5,032,365	5,774,621
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,139,889	1,060,342	291,900	97,840	307,112	416,183	0	3,313,266
Short term borrowings	0	256,392	183,245	32,052	0	0	0	471,689
Advance from customers	0	30,381	9,141	0	4,513	0	0	44,035
Due to related parties	0	116,617	0	0	0	0	0	116,617
Taxes payable	0	137,780	10,673	13,559	78,783	226	0	241,021
Notes Payable current portion	0	0	0	0	0	353,747	0	353,747
Total Current Liabilities	1,139,889	1,601,512	494,959	143,451	390,408	770,156		4,540,375
Long Term Notes	0	36,698	117,075	0	173,928	0	0	327,701
Accrued severance benefits	0	2,075	0	0	0	0	0	2,075

Total Liabilities	1,139,889	1,640,285	612,034	143,451	564,336	770,156		4,870,151
Stockholders' Equity:
Common stock	154,144	2,831,276	284,870	90,253	135,379	180,505	-3,522,283	154,144
Additional paid-in capital	21,253,084	1,831,184	1,285,902	0	0	0	-4,973,230	19,396,940
Accumulated other comprehensive income	277,678	225,403	4,893	0	0	0	0	507,974
Accumulated loss	-14,728,309	-6,195,167	-946,436	-63,681	-289,787	-394,356	733,773	-21,883,963
Total Stockholders' Deficit attributable to LEO MOTORS, INC.	6,956,597	-1,307,304	629,229	26,572	-154,408	-213,851		-1,824,905
Non-controlling interest	0	0	0	0	0	0	2,729,375	2,729,375
Total Stockholders' Deficit	6,956,597	-1,307,304	629,229	26,572	-154,408	-213,851		904,470
Total Liabilities and Stockholders' Deficit	$8,096,486	332,981	1,241,263	170,023	409,928	556,305	-5,032,365	5,774,621

On June 3, 2016 the Company acquired a 50% interest in Leo AIC (former name was Lelcon), with the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for smart city. The consolidation of these acquisitions is presented below.

LEO MOTORS, INC.
CONSOLIDATED PRO FORMA BALANCE SHEETS
BALANCE AT MARCH 31, 2016
UNAUDITED
(AMOUNTS EXPRESSED IN US DOLLAR)
	Leo Motors	LELC	Pro Forma	Pro Forma
	3/31/2016	3/31/2016	AJE	Consolidated

Assets
Current Assets
Cash and cash equivalents	$130,874	$998		$131,872
Accounts Receivable	1,015,447	14,031		1,029,478
Inventories	838,785	37,879		876,664
Prepayment to suppliers	382,545	0		382,545
Stockholder loans	0	129,066		129,066
Other current assets	199,073	2,905		201,978
Total Current Assets	2,566,724	184,879		2,751,603
Fixed assets, net	142,137	33,242		175,379
Deposit	346,255	0		346,255
Other non-current assets	87,275	1,228		88,503
Investments	500,000	0	$(500,000)	0
Goodwill	3,057,003	0	470,559	3,527,562
Total Assets	$6,699,394	$219,349		$6,889,302

Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$3,748,487	$50,193		$3,798,680
Current portion notes payable	264,158	85,034		349,192
Advance from customers	496,385	0		496,385
Due to related parties	136,887	0		136,887
Taxes payable	155,151	4,429		159,580
Total Current Liabilities	4,801,068	139,656		4,940,724
Accrued retirement benefits	96,518	0		96,518
Other long term liabilities	196,579	0		196,579
Long term debt net of current portion	95,599	0		95,599
Total Liabilities	5,189,764	139,656		5,329,420
Commitments	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 163,198,512 shares issued and outstanding at March 31, 2016	164,614	169,348	(169,348)	164,614
Additional paid-in capital	21,488,871	0		21,488,871
Accumulated other comprehensive income	1,329,240	1,805		1,331,045
Accumulated loss	(25,827,119)	(91,460)	55,233	(25,863,346)
Total Equity(Deficit) Leo Motors, Inc.	(2,844,394)	79,693		(2,878,816)
Non-controlling interest	4,354,024	0	84,674	4,438,698
Total Equity(Deficit)	1,509,630	79,693		1,475,208
Total Liabilities and Equity(Deficit)	$6,699,394	$219,349	0	$6,804,628

"See accompanying notes to consolidated financial statements"