Form 10-Q
period 2017-03-31
Leo Motors, Inc.
filed 2017-05-12
CIK 1356564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	814108026
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

ES Tower 7F, Teheranro 52 Gil 17, Gangnamgu, Seoul, Rep. of Korea	06212
(Address of principal executive offices)	(Zip Code)

+ 82-70-4699-3585
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

Yes ☐ No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2017 was 172,528,016 shares.

 Item 1. Financial Statements.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Balance at
	03/31/2017	12/31/2016
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$500,185	$460,671
Accounts receivable	584,467	433,205
Inventories	1,301,577	1,088,298
Prepayment to suppliers	529,342	457,643
Other current assets	39,115	91,973
Total Current Assets	2,954,686	2,531,790
Fixed assets, net	265,722	129,157
Deposit	346,255	346,255
Intangible assets	88,503	88,503
Goodwill	2,613,486	2,613,486
Total Assets	$6,268,652	$5,709,191

Liabilities and Equity(Deficit)

Current Liabilities:
Accounts payable	$1,494,212	$1,411,130
Accrued expenses	4,659,802	4,345,772
Advance from customers	79,941	386,624
Due to related parties	843,925	358,680
Taxes payable	85,428	29,635
Notes Payable current portion	248,803	268,824
Total Current Liabilities	7,412,111	6,800,665
Accrued retirement benefits	250,686	216,195
Other long term liabilities	73,583	72,851
Total Liabilities	7,736,380	7,089,711
Commitments (Note 8)	-	-
Leo Motors, Inc.("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 172,689,554 and 172,528,016 shares issued and outstanding at March 31, 2017 and December 31, 2016	172,690	172,528
Additional paid-in capital	21,431,054	21,411,832
Accumulated other comprehensive income	1,291,799	1,184,443
Accumulated loss	(31,433,061)	(29,776,217)
Total Equity(Deficit) Leo Motors, Inc.	(8,537,518)	(7,007,414)
Non-controlling interest	7,069,790	5,626,894
Total Equity(Deficit)	(1,467,728)	(1,380,520)
Total Liabilities and Equity(Deficit)	$6,268,652	$5,709,191

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$398,951	$745,706

Cost of Revenues	186,336	291,014
Gross Profit	212,615	454,692

Operating Expenses	2,612,825	908,860
Income(loss) from Continuing Operations	(2,400,210)	(454,168)

Other Income (Expenses)
Interest expense	(7,659)	(9,328)
Non-Operating (expense) income	21,142	5,330
Total Other Income (Expenses)	13,483	(3,998)

Income(loss) from Continuing Operations Before Income Taxes	(2,386,727)	(458,166)

Income Tax Expense	50	0
Net Income(Loss)	$(2,386,777)	$(458,166)

Income(loss) attributable to non-controlling interest	$(729,933)	$(35,655)

Net Income(Loss) Attributable To Leo Motors, Inc.	(1,656,844)	(422,511)

Other Comprehensive Income:
Net Income(Loss)	$(2,386,777)	$(458,166)
Unrealized foreign currency translation gain	107,356	78,120

Comprehensive Income(loss) Attributable to Leo Motors, Inc.	$(2,279,421)	$(380,046)
Net Loss per Common Share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding:
Basic	$172,581,682	$161,878,686
Diluted	$172,581,682	$161,878,686

"See accompanying notes to consolidated financial statements"

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from Operating Activities:
Net loss	$(1,656,844)	$(422,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,042	20,864
Foreign currency translation	107,356	78,120
Net loss attributed to NCI	(729,933)	(35,655)
Stock-based compensation	19,385	115,938
Changes in assets and liabilities:
Accounts Receivable	(151,262)	549,667
Inventories	(213,279)	(341,814)
Prepayment to suppliers	(71,699)	(103,316)
Other assets	52,858	(166,966)
Accounts payable, other payables and accrued expenses	397,112	(266,880)
Accrued retirement benefits	34,491	3,570
Advances from customers	(305,951)	(299,046)
Taxes payable	55,793	55,567
Net cash used in operating activities:	(2,424,931)	(812,462)
Cash flows from investing activities:
Investment in assets	(173,647)	(23,444)
Payments on deposits	0	(404)
Net cash provided(used) in investing activities:	(173,647)	(23,848)
Cash flows from financing activities:
Proceeds on notes payable	0	32,373
Payments on notes payable	(20,021)	(7,661)
Proceeds on notes payable - related party	485,284	0
Payments on notes payable - related party	0	(3,509)
Proceeds from investments NCI	2,172,829	186,973
Proceeds from issuance of stock & warrants	0	515,199
Net cash provided(used) by financing activities:	2,638,092	723,375
Net Increase in cash and cash equivalents:	39,514	(112,935)

Cash and cash equivalents - beginning of year	460,671	243,809

Cash and cash equivalents - end of period	$500,185	$130,874
Supplemental disclosure of cash flow activities:
Interest	$35,309	$9,328
Income taxes	$0	$0
Supplemental disclosures of non cash activities:

Common stock issued for services	$19,385	$115,938

"See accompanying notes to consolidated financial statements

NOTE 1 - COMPANY BACKGROUND

Leo Motors, Inc. (the “Company” or “we”) is currently in development, assembly and sales of the energy storage devices and electric vehicle components.

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

On March 31, 2015, the Company acquired 50% interest in each of Leo Motors Factory, Inc. (“Leo Factory 1”) and Leo Motors Factory 2, Inc. (“Leo Factory 2”) which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired 50% interest in Leo Trading Inc. (formerly Erum Motors, Inc.) (“Leo Trade”) specializing in the trading of luxury cars. These acquired entities will be presented on a consolidated basis as the parent company has significant control of the business through the Board of Directors which can decide decisions split on strictly on common share ownership percentages.

The Company acquired Leo AIC (formerly known as Lelcon) on June 3, 2016. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for a smart city. On March 8, 2017, the Company acquired 100% of a startup corporation owned by its director called Leo Members, Inc. This new wholly owned subsidiary then exchanged interest with Leo Motors in Leo Factory 1, Leo Factory 2, and Leo Trading in a common control transaction.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016.

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of the Leo Motors Co. Ltd. Korea, LGM Co. LTD, Leo Factory Motors #1, Leo Factory Motors #2, Leo Trading, Leo Members, Inc., and Leo AIC. The company has significant control of all subsidiaries thru direct as well as indirect stock ownership and voting board control from parent board members at the subsidiary level.  All inter-company transactions and balances have been eliminated upon consolidation.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2017, the Company has impaired goodwill on three of its acquisitions reflected by their recurring losses for those entities.

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

Inventory

Inventory consist mostly of items purchased as finished goods and used in the repair of automobiles and boats and are recorded at cost and is valued using the first in, first out method.

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

The following is a reconciliation of the computation for basic and diluted EPS for the quarters ended March 31, 2017 and 2016:

	For the periods ended
	3/31/2017	3/31/2016

Net Income(Loss)	$(2,386,777)	$(458,166)

Weighted-average common stock Outstanding - basic	172,581,682	161,878,686
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- Diluted	172,581,682	161,878,686

NOTE 4 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. There are various advances and repayments throughout the periods in small amounts. They are all short term in nature and provide working capital to the various subsidiaries. Repayment is on demand without interest. The balance was $843,925 at March 31, 2017 and $358,680 at December 31, 2016. There are no other related party transactions.

NOTE 5 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of March 31, 2017 and December 31, 2016, the balance of payments received in advance was $79,941 and $386,624, respectively.

NOTE 6 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $31,433,061 as of March 31, 2017 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to create operations that contribute capital from normal operations. If the Company cannot obtain adequate capital it could be forced to cease operations.

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

For the Year Ending	Amount

2017	$112,500
2018	0
2019 and beyond	0
Total Commitment	$112,500

(b) Loss Contingencies

The company currently has no loss contingencies.

NOTE 8 - INVENTORIES

Inventories consist of the following:

	31-Mar-17	31-Dec-16
	US$	US$
Raw material	$115,239	$420,768
Work in process	44,427	155,778
Finished goods	1,141,911	511,752
	$1,301,577	$1,088,298

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Property and equipment consisted of the following:	31-Mar-17	31-Dec-16

Vehicles	$164,141	$87,218
Tools	71,818	71,818
Office	191,832	179,791
Facility equipment	286,811	202,168
Total property and equipment	714,602	540,995
Accumulated depreciation	(448,880)	(411,838)
Property and equipment, net	$265,722	$129,157

Depreciation expense for the three months ended March 31, 2017 and 2016 amounted to $37,042 and $20,864, respectively.

NOTE 10 - SHORT TERM BORROWINGS AND NOTES PAYABLE

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At March 31, 2017 and December 31, 2016, the Company had short term borrowings of $248,803 and $268,824. The notes are short term working capital advances that have been advanced to their Korean Subsidiary from various local parties. These advances are due on demand, interest free and unsecured.

As of March 31, 2017, the major components of our notes and borrowings consisted of the following:

	3/31/17	12/31/16
Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.21%
interest only payable monthly and secured by the Company.	$47,845	$47,258

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.28%
interest only payable monthly.	53,698	69,319

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 13.00%
interest only payable monthly and secured by the Company.	80,548	86,648

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.30
interest only payable monthly.	39,862	34,406

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 9.14
interest only payable monthly.	26,849	31,193

Total Liabilities	248,803	268,824

Less current portion	248,803	268,824

Long term debt	$0	$0

NOTE 11 - INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; an NOL of $32,162,994 had accumulated at March 31, 2017 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, and is offset by a valuation allowance.

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $811,504 during the quarter ended March 31, 2017.

	3/31/2017	12/31/2016

Opening Balance	(29,776,217)	(24,564,383)
Current	(2,386,777)	(5,211,834)
Ending NOL	(32,162,994)	(29,776,217)

	Total	Total
Deferred Tax Assets	(10,935,418)	(10,123,914)
Realization Allowance	10,935,418	10,123,914
Balance Recognized	$ -	$ -

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

NOTE 12 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company increased goodwill as a result of its 2016 first quarter acquisition by $612,445 but also impaired the goodwill on its 2015 acquisitions. The company has retained the goodwill from its LGM acquisition which has substantial market value assets in excess of carrying cost.

	31-Mar-17	31-Dec-16
Patents	$88,226	$88,226
Trademarks	277	277
Goodwill	3,717,931	3,717,931
Intangible assets	3,806,434	3,806,434
Less impairments	(1,104,445)	(1,104,445)
Intangible assets, net	$2,701,989	$2,701,989

NOTE 13 - SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the quarters ended March 31, 2017 and 2016, the Company operated in one reportable business segment: the sale and manufacture of specialized electric vehicle. The Company's reportable segment is a strategic business unit that offers its product.

NOTE 14 - ACQUISITIONS

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

On June 3, 2016, the Company acquired a 50% interest in Leo AIC (formerly known as Lelcon) and with the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for a smart city. The consolidation of these acquisitions is presented below.

LEO MOTORS, INC.
CONSOLIDATED PRO FORMA BALANCE SHEETS
BALANCE AT MARCH 31, 2016
UNAUDITED
(AMOUNTS EXPRESSED IN US DOLLAR)
	Leo Motors	LELC	Pro Forma	Pro Forma
	4/1/2016	4/1/2016	AJE	Consolidated

Assets
Current Assets
Cash and cash equivalents	$130,874	$998		$131,872
Accounts Receivable	1,015,447	14,031		1,029,478
Inventories	838,785	37,879		876,664
Prepayment to suppliers	382,545	0		382,545
Stockholder loans	0	129,066		129,066
Other current assets	199,073	2,905		201,978
Total Current Assets	2,566,724	184,879		2,751,603
Fixed assets, net	142,137	33,242		175,379
Deposit	346,255	0		346,255
Other non-current assets	87,275	1,228		88,503
Investments	500,000	0	$-500,000	0
Goodwill	3,057,003	0	470,559	3,527,562
Total Assets	$6,699,394	$219,349		$6,889,302

Liabilities and Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$3,748,487	$50,193		$3,798,680
Current portion notes payable	264,158	85,034		349,192
Advance from customers	496,385	0		496,385
Due to related parties	136,887	0		136,887
Taxes payable	155,151	4,429		159,580
Total Current Liabilities	4,801,068	139,656		4,940,724
Accrued retirement benefits	96,518	0		96,518
Other long term liabilities	196,579	0		196,579
Long term debt net of current portion	95,599	0		95,599
Total Liabilities	5,189,764	139,656		5,329,420
Commitments	-	-
Leo Motors, Inc. ("LEOM") Equity(Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 163,198,512 shares issued and outstanding at March 31, 2016	164,614	169,348	-169,348	164,614
Additional paid-in capital	21,488,871	0		21,488,871
Accumulated other comprehensive income	1,329,240	1,805		1,331,045
Accumulated loss	-25,827,119	-91,460	55,233	-25,863,346
Total Equity(Deficit) Leo Motors, Inc.	-2,844,394	79,693		-2,878,816
Non-controlling interest	4,354,024	0	84,674	4,438,698
Total Equity(Deficit)	1,509,630	79,693		1,475,208
Total Liabilities and Equity(Deficit)	$6,699,394	$219,349	0	$6,804,628

"See accompanying notes to consolidated financial statements"

On March 8, 2017, the Company acquired 100% of a startup corporation owned by its director called Leo Members, Inc. which was not a significant acquisition. This new wholly owned subsidiary then exchanged interest with Leo Motors in Leo Factory 1, Leo Factory 2, and Leo Trading in a common control transaction, leaving Leo Motors, Inc. still in control of all the subsidiaries. Since the new subsidiary was wholly owned, and recorded at book value, its acquisition of our interest in other subsidiaries resulted in no current or past changes that would have had to be reflected in pro forma statements. As a result of this, no pro forma statements have been presented here.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2017 compared with the three months ended March 31, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to Leo Motors, Inc., and depending on the context, its subsidiaries.

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

On March 8, 2017, the Company acquired Leo Members, Inc. (“Leo Members”) which integrates Leo Factory 1 and 2, and Leo Trade. Leo Members will start in the used luxury car trading business through an affiliation with car repairing garages (car centers) in Korea. Leo Members is developing a used car recommendation solution including car history tracking using AIC’s vehicle diagnosing manager, financing through fintech financing services provided by its affiliated financial company, and connected repairing services.

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

The Company acquired Leo AIC (formerly known as Lelcon) on June 3, 2016. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for a smart city. Leo AIC has developed tele-diagnosing and tele-operation system for cars and things such as smart street lights and intelligent parking tower system. Leo AIC has been selling these systems and products to several cities in China and in Korea. Solutions from Leo AIC will be provided to EV’s and E-Boats provided by the Company, thus, all vehicles are connected to the cloud server and AI, thus they provide organized battery swap services as well as better riding experiences.

The Company acquired Leo Members, Inc. (“Leo Members”) which integrates Leo Factory 1 and 2, and Leo Trade. Leo Members will start in the used luxury car trading business through an affiliation with car repairing garages (car centers) in Korea. Leo Members is developing a used car recommendation solution including car history tracking using AIC’s vehicle diagnosing manager, financing through fintech financing services provided by its affiliated financial company, and connected repairing services.

Our principal executive offices are located at ES Tower 7F, Teheranro 52 Gil 17, Gangnamgu, Seoul 06212 Republic of Korea and our telephone number is +82 70-4699-3583. Our web site address is www.leomotors.com. Information contained in or accessible through our website does not constitute part of this Quarterly Report on Form 10-Q.

Recent Business Developments

On March 8, 2017, the Company acquired 100% of Leo Members which integrates Leo Factory 1 and 2, and Leo Trade. Leo Members will start in the used luxury car trading and repairing businesses. Based on the connected car platform, Leo Members is developing prescriptive car care and trading services.

On April 19, 2017, LGM Co., Ltd., a subsidiary of the Company, entered a contract with SOH, Inc. ("SOH") for sales of electric passenger boats. The total contract amount is approximately $6.3 million for nine public boats for tourists, including four 12 seaters, three 20 seaters, and two 50 seaters to SOH. The details of the order from SOH are subject to change when the manufacturing process begins.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Three Months Ended March 31, 2017

Revenues

Sales for the three months ended March 31, 2017 were $398,951 compared to $745,706 for the three months ended March 31, 2016, a decrease of $346,755. The Company is in the process of adjusting its product line to benefit from its new subsidiary relationships.

General and Administrative Expenses

Expenses for the period quarter consisted of the following:

	For the Three Months Ended
	March 31,	March 31,
Total General and Administrative Expenses:	2017	2016

Salaries and Benefits	$1,047,134	$366,121
Consulting and Service Fees	383,412	155,938
Selling, General and Administrative	1,182,279	386,801
Total	$2,612,825	$908,860

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

Other Income (Expenses)

During the three months ended March 31, 2017, we incurred $13,483 in net other income, compared to $(3,998) in other expenses for the three months ended march 31, 2017, an increase of $17,48M.

Net Income (Loss)

The net loss for the three months ending March 31, 2017 increased to $(2,386,727) from $(458,166) for the three months ending March 31, 2016, an increase of $1,928,611. As outlined above the Company has had very limited sales as it restructures its product lines.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total current assets at March 31, 2017 were $2,954,686 and total current liabilities were $7,736,380.  Significant losses from operations have been incurred since inception and there is an accumulated deficit of $31,433,061 as of March 31, 2017.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our co-CEOs and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our co-CEOs and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the co-CEOs, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the co-CEOs, concluded that, as of March 31, 2017, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Leo Motors, Inc.

May 12, 2017	By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer (Principal Executive Officer)

May 12, 2017	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer (Principal Executive Officer)

May 12, 2017	By:	/s/ Jeong Youl Choi
Jeong Youl Choi
Chief Financial Officer (Principal Financial and Accounting Officer)