Form 10-K/A
period 2016-12-31
Leo Motors, Inc.
filed 2017-06-14
CIK 1356564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

As of April 14, 2017, there were 172,528,016 shares of common stock outstanding

EXPLANATORY NOTE

Leo Motors, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017 (the “Form 10-K”) solely to include Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, DLL CPAS LLC (“Exhibit 23.1”). In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of an Exhibit 23.1 and the new certifications.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K, including the disclosures contained in Part I, Part II and Part III of the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

10.14	Form of Securities Purchase Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on May 20, 2016)
10.15	Form of Registration Rights Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on May 20, 2016)
10.16	Form of Convertible Debenture (incorporated by reference from the Company's Current Report on Form 8-K filed on May 23, 2016)

10.17	Form of Securities Purchase Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on May 23, 2016)
10.18	Share Swap Agreement, by and between the Company and the Investor, dated June 3, 2016 (incorporated by reference from the Company's Current Report on Form 8-K filed on June 9, 2016)
10.19	Form of Purchase Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on March 13, 2017)
10.20	Form of Purchase Agreement (incorporated by reference from the Company's Current Report on Form 8-K filed on March 13, 2017)
21	List of Subsidiaries (incorporated by reference from the Company's Annual Report on Form 10-K filed on March 30, 2016)
23.1*	Consent of independent registered public accounting firm, DLL CPAS LLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extention Schema
101.CAL	XBRL Taxonomy Extention Calculation Linkbase
101.DEF	XBRL Taxonomy Extention Definition Linkbase
101.LAB	XBRL Taxonomy Extention Label Linkbase
101.PRE	XBRL Taxonomy Extention Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEO MOTORS, INC.

June 14, 2017	By:	/s/ Shi Chul Kang
Shi Chul Kang
Chief Executive Officer (Principal Executive Officer) and Director

June 14, 2017	By:	/s/ Jeong Youl Choi
Jeong Youl Choi
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shi Chul Kang
Shi Chul Kang	Co-Chief Executive Officer (Principal Executive Officer) and Director	June 14, 2017

/s/ Jeong Youl Choi
Jeong Youl Choi	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	June 14, 2017

/s/ Jun Heng Park		June 14, 2017
Jun Heng Park	Co-Chief Executive Officer and Director

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement of Leo Motors, Inc. and Subsidiaries on Form S-8 (File No. 333-211971) of our report dated April 14, 2017, which includes an explanatory paragraph as to the Company’s ability to continue as a going concern, with respect to our audits of the consolidated financial statements of Leo Motors, Inc. and Subsidiaries as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015, which is included in this Annual Report on Form 10-K of Leo Motors, Inc. for the year ended December 31, 2016.

/s/ DLL CPAS LLC

DLL CPAS LLC

Savannah, GA

June 14, 2017

Exhibit 31.1

CERTIFICATION

I, Shi Chul Kang, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Leo Motors, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15 (f) and 15 (d)-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over the financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Shi Chul Kang
Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2017

Exhibit 31.2

CERTIFICATION

I, Jeong Youl Choi, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Leo Motors, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15 (f) and 15 (d)-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over the financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Jeong Youl Choi
Chief Financial Officer
(Principal Financial Officer)

Dated: June 14, 2017

Exhibit 32.1

Certification

Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

(Subsections (A) And (B) Of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Leo Motors, Inc. (the “Company”), does hereby certify, that:

The Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Shi Chul Kang
Chief Executive Officer
(Principal Executive Officer)
Dated: June 14, 2017
/s/ Jeong Youl Choi
Chief Financial Officer
(Principal Financial Officer)
Dated: June 14, 2017