Form 10-Q
period 2017-06-30
Leo Motors, Inc.
filed 2017-08-21
CIK 1356564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ________________

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

Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o  No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of August 17, 2017 was 174,559,116 shares.

Item 1. Financial Statements.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
	Balance at
	June 30, 2017	Dec 31, 2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$448,744	$460,671
Accounts receivable	869,998	433,205
Inventories	1,293,887	1,088,298
Prepayment to suppliers	489,698	457,643
Other current assets	356,662	91,973
Total Current Assets	3,458,989	2,531,790
Fixed assets, net	240,510	129,157
Deposits and Other Assets	725,524	346,255
Intangible assets	40,583	88,503
Goodwill	2,613,486	2,613,486
Total Assets	$7,079,093	$5,709,191

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable	$863,261	$1,411,130
Accrued expenses	6,341,539	4,345,772
Advance from customers	169,294	386,624
Due to related parties	410,546	358,680
Taxes payable	186,642	29,635
Notes Payable current portion	274,984	268,824
Total Current Liabilities	8,246,267	6,800,665
Accrued retirement benefits	260,791	216,195
Other long term liabilities	492,951	72,851
Total Liabilities	9,000,008	7,089,711
Leo Motors, Inc. ("LEOM") Equity (Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 174,559,116 and 172,528,016 shares issued and outstanding at June 30, 2017 and December 31, 2016	174,559	172,528
Additional paid-in capital	21,641,983	21,411,832
Accumulated other comprehensive income	4,899,720	1,184,443
Accumulated loss	(34,341,025)	(29,776,217)
Total Equity (Deficit) Leo Motors, Inc.	(7,624,764)	(7,007,414)
Non-controlling interest	5,703,849	5,626,894
Total Equity (Deficit)	(1,920,914)	(1,380,520)
Total Liabilities and Equity(Deficit)	$7,079,093	$5,709,191

See accompanying notes to consolidated financial statements

LEO MOTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (AMOUNTS EXPRESSED IN US DOLLAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$433,992	$806,456	$832,943	$1,552,162

Cost of Revenues	605,133	690,074	791,469	981,088
Gross Profit	(171,141)	116,382	41,474	571,074

Operating Expenses	3,108,804	1,008,491	5,614,273	1,917,351
Income(loss) from Continuing Operations	(3,279,945)	(892,109)	(5,572,799)	(1,346,277)

Other Income (Expenses)
Interest expense	(7,019)	(8,436)	(14,678)	(17,764)
Currency Gains (Losses)	116,664	(46,952)	9,308	(29,865)
Non-Operating (expense) income	91,055	78,119	112,197	66,362
Total Other Income (Expenses)	$200,700	$22,731	$106,827	$18,733

Income(loss) from Continuing Operations Before Income Taxes	(3,079,245)	(869,378)	(5,465,972)	(1,327,544)

Income Tax Expense	1,199	0	1,249	0
Net Income(Loss)	$(3,080,444)	$(869,378)	$(5,467,221)	$(1,327,544)

Income(loss) attributable to non-controlling interest	$(172,481)	$(51,235)	$(902,414)	$(86,890)

Net Income(Loss) Attributable To Leo Motors, Inc.	(2,907,964)	(818,143)	(4,564,808)	(1,240,654)

Other Comprehensive Income:
Net Income(Loss)	$(3,080,444)	$(869,378)	$(5,467,221)	$(1,327,544)
Unrealized foreign currency translation gain	(107,356)	97,510	66,667	175,630

Comprehensive Income (loss) Attributable to Leo Motors, Inc.	$(3,187,800)	$(771,868)	$(5,400,544)	$(1,151,914)
Net Loss per Common Share:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Weighted Average Common Shares Outstanding:
Basic	173,551,978	161,878,686	172,979,055	161,878,686
Diluted	173,551,978	161,878,686	172,979,055	161,878,686

See accompanying notes to consolidated financial statements

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from Operating Activities:
Net loss	$(4,564,808)	$(1,240,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,848	45,422
Foreign currency translation	-	175,630
Net loss attributed to NCI	902,414	86,890
Stock-based compensation	32,182	131,247
Changes in assets and liabilities:
Prepaid Expenses	(394)	-
Accounts Receivable	(247,177)	689,931
Inventories	(134,112)	(217,138)
Prepayment to suppliers	(7,859)	(186,625)
Other current assets	260,352	-
Other assets	(160,882)	(61,696)
Accounts payable, other payables and accrued expenses	897,741	(82,224)
Accrued retirement benefits	32,888	77,942
Advances from customers	10,581	(131,724)
Taxes payable	25,412	105,635
Net cash used in operating activities:	(4,651,643)	(781,144)
Cash flows from investing activities:
Purchase of property and equipment	(218,201)	(65,302)
Write off intangibles	47,920	-
Net cash provided(used) in investing activities:	(170,281)	(65,302)
Cash flows from financing activities:
Proceeds (payments) on notes payable / long term payables	426,260	186,946
Payments on notes payable	(9,923)	-
Proceeds on notes payable - related party	51,866	259,578
Other Comprehensive Income	3,715,277	-
Proceeds from issuance of stock & warrants	200,000	1,123,475
Net cash provided(used) by financing activities:	4,383,480	1,569,999

Effect of Foreign Exchange Rate on Cash	426,517	-
Net Increase in cash and cash equivalents:	(11,927)	723,553
Cash and cash equivalents - beginning of year	460,671	243,809

Cash and cash equivalents - end of period	$448,744	$967,362
Supplemental disclosure of cash flow activities:
Interest	$14,678	$9,328
Income taxes	$-	$-
Supplemental disclosures of non-cash activities:
Goodwill on Acquisition	$-	$660,928
Common stock issued for services	$32,182	$131,247

See accompanying notes to consolidated financial statements

LEO MOTORS, INC.

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS

June 30, 2017

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

The Company had been dormant since 1989, and consummated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean company (“Leozone”), which is the maker of electrical transportation devices. The merger essentially exchanges shares in Leo Motors, Inc. for shares in Leozone. As this is a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007. Leozone has continued to operate as a separate subsidiary, Leo Motors Co. Ltd. of Korea (“Leo Korea”) since that time.

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

On March 31, 2015, the Company acquired 50% interest in each of Leo Motors Factory, Inc. (“Leo Factory 1”) and Leo Motors Factory 2, Inc. (“Leo Factory 2”) which are auto repair shops that specialize in repairing hand-made luxury cars such as Ferrari, Lamborghini, Bentley, Porsche, and Rolls Royce. The Company also acquired 50% interest in Leo Trading Inc. (formerly Erum Motors, Inc.) (“Leo Trading”) specializing in the trading of luxury cars. These acquired entities will be presented on a consolidated basis as the parent company has significant control of the business through the Board of Directors which can decide decisions split on strictly on common share ownership percentages.

The Company acquired Leo AIC Co., Ltd. (“Leo AIC”)(formerly known as Lelcon) on June 3, 2016, which became a subsidiary of the Company. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for a smart city. On March 8, 2017, the Company acquired 100% of a startup corporation owned by its director called Leo Members, Inc (“Leo Members”). This new wholly owned subsidiary then exchanged interest with Leo Motors in Leo Factory 1, Leo Factory 2, and Leo Trading in a common control transaction.

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

Basis of Presentation and Consolidation

These financial statements and related notes are expressed in US dollars. The Company’s fiscal year-end is December 31. The consolidated financial statements include the financial statements of Leo Korea, LGM, Leo Factory 1, Leo Factory 2, Leo Trading, Leo Members, and Leo AIC. The Company has significant control of all subsidiaries through direct as well as indirect stock ownership and voting board control from parent board members at the subsidiary level.  All inter-company transactions and balances have been eliminated upon consolidation.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2017, the Company has impaired goodwill on three of its acquisitions reflected by their recurring losses for those entities.

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

Foreign Currency Translation And Comprehensive Income

The reporting currency of the Company is the US$. The functional currency of the parent company is the US$ and the functional currency of the Company’s operating subsidiaries is the Korean Won (“KRW”). The subsidiaries results of operations and cash flows are translated at average exchange rates during the year, assets and liabilities are translated at the unified exchange rate at the end of the year, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the functional currency financial statements into US$ are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

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

NOTE 3 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. There are various advances and repayments throughout the periods in small amounts. They are all short term in nature and provide working capital to the various subsidiaries. Repayment is on demand without interest. The balance was $410,546 at June 30, 2017 and $358,680 at December 31, 2016. There are no other related party transactions.

NOTE 4 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of June 30, 2017 and December 31, 2016, the balance of payments received in advance was $169,294 and $386,624, respectively.

NOTE 5 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $34,341,025 as of June 30, 2017 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company leases its office space in Ha-Nam City in Korea which expires on December 31, 2017. The minimum obligations under such commitments for the years ending December 31, 2017 through December 31, 2019 are listed on the table below.

For the Year Ending	Amount

2017	$75,000
2018	0
2019 and beyond	0
Total Commitment	$75,000

(b) Loss Contingencies

The company currently has no loss contingencies.

NOTE 7 - INVENTORIES

Inventories consist of the following:

	June 30, 2017	Dec 31, 2016
	US$	US$
Raw material	$68,013	$420,768
Work in process	797,026	155,778
Finished goods	428,848	511,752
	$1,293,887	$1,088,298

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017	Dec 31, 2016

Vehicles	$159,224	$87,218
Tools	78,912	71,818
Office	216,495	179,791
Facility equipment	302,565	202,168
Total property and equipment	757,196	540,995
Accumulated depreciation	(516,686)	(411,838)
Property and equipment, net	$240,510	$129,157

Depreciation expense for the six months ended June 30, 2017 and 2016 amounted to $106,848 and $45,422, respectively.

NOTE 9 - SHORT TERM BORROWINGS AND NOTES PAYABLE

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At June 30, 2017 and December 31, 2016, the Company had short term borrowings of $274,984 and $268,824. The notes are short term working capital advances that have been advanced to their Korean Subsidiary from various local parties. These advances are due on demand, interest free and unsecured.

As of June 30, 2017, the major components of our notes and borrowings consisted of the following:

	June 30, 2017	Dec 31, 2016
Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.77%
interest only payable monthly and secured by the Company.	$47,765	$47,258

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.28%
interest only payable monthly.	87,578	69,319

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 13.00%
interest only payable monthly and secured by the Company.	61,304	86,648

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.77
interest only payable monthly.	46,819	34,406

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 9.24
interest only payable monthly.	31,518	31,193

Total Liabilities	274,984	268,824

Less current portion	274,984	268,824

Long term debt	$0	$0

NOTE 10 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company increased goodwill as a result of its 2016 first quarter acquisition by $612,445 but also impaired the goodwill on its 2015 acquisitions. The company has retained the goodwill from its LGM acquisition which has substantial market value assets in excess of carrying cost. The Company added to the value of its intangibles in the six months ended June 30, 2017 with development costs associated with its intangibles.

	June 30, 2017	Dec 31, 2016
Patents	$40,306	$88,226
Trademarks	277	277
Goodwill	3,717,931	3,717,931
Intangible assets	3,758,514	3,806,434
Less impairments	(1,104,445)	(1,104,445)
Intangible assets, net	$2,654,069	$2,701,989

NOTE 11 - EQUITY

In the six months ended June 30, 2017, the Company sold 2,000,000 shares of common stock for $200,000.

The Company issued 192,638 shares of common stock, with a fair market value of $32,182, for compensation.

NOTE 12 – SUBSEQUENT EVENTS

On August 1, 2017, the Company acquired 15.66% of Leo Kartrena, Inc. (“Leo Kartrena”). The Company invested an aggregate of Two Hundred Sixty Million (260,000,000 KRW) South Korean Won (approximately $226,000 USD), or Seven Hundred (700 KRW) South Korean Won (approximately $0.61 USD per share), to Leo Kartrena in consideration for the issuance of Three Hundred Seventy One Thousand Four Hundred Twenty Eight (371,428) shares of Leo Kartrena’s common stock. Leo Kartrena is an electric Go Kart development company which will use the battery swappable electric Go Kart developed by LGM. As its Go Kart venues develop, Leo Kartrena will be a significant client of LGM and Leo Motors, Inc.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "would," "expect," "intend," "could," "estimate," "should," "anticipate," or "believe," and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 17, 2017, as amended on June 14, 2017.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended June 30, 2017 compared with the three months ended June 30, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to Leo Motors, Inc., and depending on the context, its subsidiaries.

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

Overview

Leo Motors, Inc. (the "Company") is a Nevada Corporation incorporated on September 8, 2004.  The Company established a wholly-owned operating subsidiary in Korea named Leo Motors Co. Ltd. ("Leo Korea") on July 1, 2006.  Through Leo Korea, the Company is engaged in the research and development ("R&D") of multiple products, prototypes, and conceptualizations based on proprietary, patented and patent pending electric power generation, drive train and storage technologies.  Leo Korea operates through four unincorporated divisions: new product R&D, post R&D development such as product testing, production, and sales.

The Company's products include (i) E-Box electric energy storage system for solar and wind power generation devices; and (ii) Electric Vehicle ("EV") components that integrate electric batteries with electric motors such as EV Controllers that use a mini-computer to control torque drive.

The Company was previously actively engaged in the process of development and production of Electric Power Train Systems ("EPTS") encompassing electric scooters, electric sedans/SUVs/sports cars, and electric buses/trucks as well as several models of EV. Our EPTS can replace internal combustion engines ("ICEs").  Company began sales of EPTS to auto makers and agricultural machinery manufacturers.

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

The Company acquired Leo AIC Co., Ltd. (“Leo AIC”) (formerly known as Lelcon) on June 3, 2016 and it became a subsidiary of the Company. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for smart city. Leo AIC has developed tele-diagnosing and tele-operation system for cars and things such as smart street lights and intelligent parking tower system. Leo AIC has been selling these systems and products to several cities in China and in Korea. Solutions from Leo AIC will be provided to EV’s and E-Boats provided by the Company, thus, all vehicles are connected to the cloud server and AI, thus they provide organized battery swap services as well as better riding experiences.

The Company acquired Leo Members, Inc. (“Leo Members”) which integrates Leo Motors Factory, Inc. (“Leo Factory 1”) and Leo Motors Factory 2, Inc. (“Leo Factory 2”), and Leo Trading. Leo Members will start used luxury car trading business through affiliation with car repairing garages (car centers) in Korea. Leo Members is developing used car recommendation solution including car history tracking using AIC’s vehicle diagnosing manager, financing through fintech financing services provided by its affiliated financial company, and connected repairing services.

The Company acquired 15.66% of the total outstanding shares of Leo Kartrena, Inc. (“Leo Kartrena”) by investing 260 million Korea Won (approx. US& 226,000). Leo Kartrena is an electric Go Kart development company which will use the battery swappable electric Go Kart developed by LGM Co., Ltd. (“LGM”), a subsidiary of the Company,. As its Go Kart venues develop, Leo Kartrena will be a significant client of LGM and Leo Motors, Inc.

Our principal executive offices are located at ES Tower 7F, Teheranro 52 Gil 17, Gangnamgu, Seoul 06212 Republic of Korea and our telephone number is +82 70-4699-3585. Our web site address is www.leomotors.com. Information contained in or accessible through our website does not constitute part of this Annual Report on Form 10-Q.

Recent Business Developments

On April 19, 2017, LGM entered a contract with SOH, Inc. ("SOH") for sales of electric passenger boats. The total contract amount is approximately $6.3 million for nine public boats for tourists, including four 12 seaters, three 20 seaters, and two 50 seaters to SOH. The details of the order from SOH are subject to change when the manufacturing process begins.

On May 8, 2017, Leo AIC entered into a joint venture company agreement with Lan Zhou Xinqu Zhonghan Chanye Jingji Fazhan Gongsi Co., Ltd., a company established and existing under the laws of the People’s Republic of China, to establish a joint venture in China, to develop, manufacture and sell street lamps and products for a “smart” city. Pursuant to the JV Agreement, the JV will have a registered capital of RMB 100,000,000 (approximately $14.5 million), with LZC owning 51% and Leo AIC owning 49%.

On August 1, 2017, the Company acquired 15.66% of Leo Kartrena. The Company invested an aggregate of Two Hundred Sixty Million (260,000,000 KRW) South Korean Won (approximately $226,000 USD), or Seven Hundred (700 KRW) South Korean Won (approximately $0.61 USD per share), to Leo Kartrena in consideration for the issuance of Three Hundred Seventy One Thousand Four Hundred Twenty Eight (371,428) shares of Leo Kartrena’s common stock (the “Investment Shares”). Leo Kartrena is an electric Go Kart development company which will use the battery swappable electric Go Kart developed by LGM. As its Go Kart venues develop, Leo Kartrena will be a significant client of LGM and Leo Motors, Inc.

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

The three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Revenue

Our revenue for the three months ended June 30, 2017 was $433,992 compared to $806,456 for the three months ended June 30, 2016 due to the decrease of the sales of Leo Factory 1, Leo Factory 2, Leo Trading and LGM.

For the six months ended June 30, 2017 revenue was $832,943 compared to $1,552,162 for the six months ended June 30, 2016. The decrease was due to the decrease of sales in LGM, Leo Trading, Leo Factory 1 and Leo Factory 2. The Company is in the process of adjusting its product line to benefit from its new subsidiary relationships.

Cost of Revenues

Cost of revenue decreased to $605,133 or 139% for the three months ended June 30, 2017 from $690,074 or 86% for the three months ended June 30, 2016.  For the six months ended June 30, 2017 cost of revenue was $791,469 or 95% compared to $981,088 or 63% for the six months ended June 30, 2017. This increase in cost of sales percentage was due to the increase of overhead costs for the market developments from Leo AIC and LGM.

Gross Profit

We had a gross profit (loss) of $(171,141) for the three months ended June 30, 2017 compared to a gross profit of $116,382 for the same period in 2016. The decrease in gross profit was due to the technology and development costs from LGM and Leo AIC.

We had a gross profit (loss) of $41,474 for the six months ended June 30, 2017 compared to a gross profit of $571,074 for the same period in 2016. The decrease in gross profit was due to the technology and development costs from LGM and Leo AIC.

Operating Expense

Total operating expenses for the three months ended June 30, 2017 were $3,108,804 compared to the operating cost for the three months ended June 30, 2016 of $1,008,491.  For the six months ended June 30, 2017 operating expense was $5,614,273 compared to $1,917,351 for the six months ended June 30, 2016. The increase was due to the increase of operating costs from Leo AIC.

Other Income (Expense)

Other expense for the three months ended June 30, 2017 was $200,700 compared to other expense for the three months ended June 30, 2016 of $22,731, the largest amount being caused by the change in currency losses due to a change in the exchange rates form one period to the next. Other expense for the six months ended June 30, 2017 was $106,827 compared to other expense for the six months ended June 30, 2016 of $18,733. The difference here was again substantially due to the fluctuation in exchange rates.

Net Income (Loss)

Net loss for the three months ended June 30, 2017 was $(3,080,444) compared to a net loss of $(869,378) for the three months ended June 30, 2016. Net loss for the six months ended June 30, 2017 was $(5,467,221) compared to a net loss of $(1,327,544) for the six months ended June 30, 2016.

Income (Loss) portion allocable to Non-Controlling Interest

The portion of net loss attributed to the Non-controlling interest was $(172,481) for the three months ended June 30, 2017 and was $(51,235) for the three months ended June 30, 2016. The portion of net loss for the six months ended June 30, 2017 was $(902,414) compared to $(86,890) for the six months ended June 30, 2016.

Net Income (Loss) Attributable to Leo Motors, Inc. Shareholders

Net loss attributable to Leo Motors, Inc. shareholders for the three months ended June 30, 2017 was $(2,907,964) compared to a net loss attributable to Leo Motors, Inc. shareholders of $(818,143) for the three months ended June 30, 2016. Net loss attributable to Leo Motors, Inc. shareholders for the six months ended June 30, 2017 was $(4,564,808) compared to a net loss attributable to Leo Motors, Inc. shareholders of $(1,240,654) for the six months ended June 30, 2016.

Liquidity and Capital Resources

The Company has cash of $448,744 at June 30, 2017. Our consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 6 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations the past two years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital through additional borrowing or the sale of additional equity.

The Company’s total current assets at June 30, 2017 were $3,458,989 and total current liabilities were $8,246,266. Significant losses from operations have been incurred since inception and there is an accumulated deficit of $34,341,015 as of June 30, 2017.  Continuation as a going concern is dependent upon attaining capital to achieve profitable operations while maintaining current fixed expense levels.

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

Item 4.Controls and Procedures.

As of the end of the quarterly period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of June 30, 2017, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017, and in the subsequent period through the date hereof the Company made the following issuances of unregistered securities:

Third Party Agreements

On May 16, 2017, the Company issued 300,000 shares for IR Consulting Services in Korea to Se Kiun Oh. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Capital Increases

On May 18, 2017, the Company issued 2,000,000 shares to Eul Hyung Choi for his cash investment of US$200,000. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend. The proceeds were used for operation of the Company.

Cancellation

On May 16, 2017, the Company canceled 678,900 shares issued to Sang Hyun Shim based on the stock exchange agreement entered on May 2, 2014. Sang Hyun Shim did not fulfill the agreement. These shares were restricted securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Co-Chief Executive Officers and the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leo Motors, Inc.
August 21, 2017	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer (Principal Executive Officer)

August 21, 2017	By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer (Executive Officer)

August 21, 2017	By:	/s/ Jeong Youl Choi
Jeong Youl Choi
Chief Financial Officer (Principal Financial and Accounting Officer)