Form 10-Q
period 2017-09-30
Leo Motors, Inc.
filed 2017-11-20
CIK 1356564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ________________

Commission file number 000-53525

Leo Motors, Inc.
(Exact name of registrant as specified in its charter)

Nevada	814108026
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

ES Tower 7F, Teheranro 52 Gil 17, Gangnamgu, Seoul, Republic of Korea	06212
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2017 was 174,801,408 shares.

 Item 1.Financial Statements.

LEO MOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
	Balance at
	Sept 30, 2017	Dec 31, 2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$434,070	$460,671
Accounts receivable	495,438	433,205
Inventories	996,565	1,088,298
Prepayment to suppliers	602,402	457,643
Other current assets	186,387	91,973
Total Current Assets	2,714,862	2,531,790
Fixed assets, net	371,432	129,157
Deposits and Other Assets	727,946	346,255
Available for Sale Securities	417,873	-
Intangible assets	26,718	88,503
Goodwill	-	2,613,486
Total Assets	$4,258,831	$5,709,191

Liabilities and Equity (Deficit)

Current Liabilities:
Accounts payable	$1,883,248	$1,411,130
Accrued expenses	5,943,985	4,345,772
Advance from customers	300,287	386,624
Due to related parties	519,951	358,680
Taxes payable	273,992	29,635
Notes Payable current portion	271,082	268,824
Total Current Liabilities	9,192,545	6,800,665
Accrued retirement benefits	462,582	216,195
Other long term liabilities	261,180	72,851
Total Liabilities	9,916,307	7,089,711
Leo Motors, Inc. ("LEOM") Equity (Deficit):
Common stock ($0.001 par value; 300,000,000 shares authorized); 174,801,408 and 172,528,016 shares issued and outstanding at September 30, 2017 and December 31, 2016	174,801	172,528
Additional paid-in capital	22,813,204	21,411,832
Accumulated other comprehensive income	1,358,816	1,184,443
Accumulated loss	(34,853,295)	(29,776,217)
Total Equity (Deficit) Leo Motors, Inc.	(10,506,474)	(7,007,414)
Non-controlling interest	4,848,998	5,626,894
Total Equity (Deficit)	(5,657,476)	(1,380,520)
Total Liabilities and Equity(Deficit)	$4,258,831	$5,709,191

See accompanying notes to consolidated financial statements

LEO MOTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (AMOUNTS EXPRESSED IN US DOLLAR)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$988,582	$792,037	$1,821,525	$2,344,199

Cost of Revenues	783,136	503,484	1,574,605	1,484,572
Gross Profit	205,446	288,553	246,920	859,627

Operating Expenses	1,076,492	1,759,520	4,160,535	3,676,871
Income(loss) from Continuing Operations	(871,046)	(1,470,967)	(3,913,615)	(2,817,244)

Other Income (Expenses)
Interest Expense	(7,006)	(7,817)	(21,684)	(25,581)
Interest Income	316	-	316	-
Goodwill Impairment	(2,613,486)	-	(2,613,486)	-
Currency Gains (Losses)	265,664	(205,495)	274,972	(29,865)
Non-Operating (expense) income	340,515	60,100	452,712	96,597
Total Other Income (Expenses)	$(2,013,997)	$(153,212)	$(1,907,170)	$41,151

Income(loss) from Continuing Operations Before Income Taxes	(2,885,043)	(1,624,179)	(5,820,785)	(2,776,093)

Income Tax Expense	4	459	1,253	459
Net Income(Loss)	$(2,885,047)	$(1,624,638)	$(5,822,038)	$(2,776,552)

Income(loss) attributable to non-controlling interest	$(157,454)	$(126,853)	$(744,960)	$(86,890)

Net Income(Loss) Attributable To Leo Motors, Inc.	(2,727,593)	(1,497,785)	(5,077,078)	(2,689,662)

Other Comprehensive Income:
Net Income(Loss)	$(2,885,047)	$(1,624,638)	$(5,822,038)	$(2,776,552)
Unrealized foreign currency translation gain (loss)	35,069	(205,495)	101,736	(29,865)

Comprehensive Income (loss) Attributable to Leo Motors, Inc.	$(2,849,978)	$(1,830,133)	$(5,720,302)	$(2,806,417)
Net Loss per Common Share:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	174,606,521	162,919,011	174,203,742	162,853,533
Diluted	174,606,521	162,919,011	174,203,742	162,853,533

See accompanying notes to consolidated financial statements

LEO MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from Operating Activities:
Net loss	$(5,077,078)	$(2,689,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,969	66,286
Write off intangibles	2,675,271	-
Foreign currency translation	-	29,865
Stock-based compensation	66,103	206,112
Non-Controlling Interest	777,896	-
Changes in assets and liabilities:
Prepaid Expenses	(6,477)	-
Accounts Receivable	(62,233)	587,045
Inventories	(91,733)	(372,242)
Prepayment to suppliers	144,759	(346,141)
Non Trade Receivables	142,739	-
Other current assets	(87,937)	(57,025)
Other assets	(381,691)	10,301
Accounts payable, other payables and accrued expenses	2,070,332	797,071
Accrued retirement benefits	246,387	67,930
Advances from customers	(86,337)	(37,814)
Taxes payable	244,357	(40,126)
Net cash used in operating activities:	698,327	(1,778,400)
Cash flows from investing activities:
Purchase of property and equipment	(371,998)	(61,608)
Purchase of Available for Sale Securities	(417,873)	-
Purchase of Additional Equity in Subsidiaries	(531,080)	-
Net cash provided(used) in investing activities:	(1,320,951)	(61,608)
Cash flows from financing activities:
Proceeds (payments) on notes payable / long term payables	188,329	423,448
Payments on notes payable	(9,923)	(235,175)
Proceeds on notes payable - related party	171,194	32,396
Sale of Equity in Subsidiary	1,137,542
Other Comprehensive Income	174,373	-
Proceeds from issuance of stock & warrants	200,000	2,873,301
Net cash provided(used) by financing activities:	1,861,515	3,093,970

Effect of Foreign Exchange Rate on Cash	(1,265,492)	-
Net Increase in cash and cash equivalents:	(26,601)	1,253,962
Cash and cash equivalents - beginning of year	460,671	243,809

Cash and cash equivalents - end of period	$434,070	$1,497,771
Supplemental disclosure of cash flow activities:
Interest	$21,684	$25,581
Income taxes	$-	$-
Supplemental disclosures of non-cash activities:
Goodwill on Acquisition	$-	$660,928
Common stock issued for services	$66,103	$206,112

See accompanying notes to consolidated financial statements

LEO MOTORS, INC.

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS

September 30, 2017

NOTE 1 - COMPANY BACKGROUND

Leo Motors, Inc. (the “Company” or “we”) is currently in development, assembly and sales of energy storage devices and electric vehicle components.

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

The Company had been dormant since 1989, and consummated a reverse merger on November 12, 2007 with Leozone Inc., a South Korean company (“Leozone”), which is the maker of electrical transportation devices. The merger was an exchange of shares in Leo Motors, Inc. for shares in Leozone. As this was a reverse merger the accounting treatment of such is that of a combination of the two entities with the activity of Leozone, the surviving entity, going forward. The financial statements reflect the activity for all periods presented as if the merger had occurred January 1, 2007. Leozone has continued to operate as a separate subsidiary, Leo Motors Co. Ltd. of Korea (“Leo Korea”), since that time.

On February 11, 2010, the Company acquired 50% of Leo B&T Corp., a corporation incorporated in the Republic of Korea (“B&T”), from two shareholders of B&T in exchange for 7,000,000 shares of the Company’s common stock. Our ownership in B&T was reduced to 30% in 2011. Additionally, this investment was written down as impairment expense during 2011 and the remaining investment was exchanged in 2012 for a return of Leo Motors stock.

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

On July 1, 2014, the Company acquired all of the outstanding common stock of LGM Co. Ltd., a corporation incorporated in the Republic of Korea (“LGM”), from LGM’s shareholders, which represents 813,747 shares of LGM common stock, in exchange for 47,352,450 shares of the Company's common stock pursuant to a share exchange agreement entered into by and between LGM and the Company. Upon closing of the exchange agreement, LGM became a wholly-owned subsidiary of the Company.

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

The Company acquired Leo AIC Co., Ltd. (“Leo AIC”)(formerly known as Lelcon) on June 3, 2016, which became a subsidiary of the Company. With the acquisition, the Company was engaged in connected car and artificial intelligence (AI) related businesses for a smart city. On March 8, 2017, the Company acquired 100% of a startup corporation owned by its director called Leo Members, Inc. (“Leo Members”). This new wholly owned subsidiary then exchanged with the Company, shares in Leo Factory 1, Leo Factory 2, and Leo Trading in a common control transaction.

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

Intangible and Long Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2017, the Company has impaired goodwill on three of its acquisitions reflected by their recurring losses for those entities.

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

Foreign Currency Translation And Comprehensive Income

The reporting currency of the Company is the US Dollar (US$). The functional currency of the parent company is the US$ and the functional currency of the Company’s operating subsidiaries is the Korean Won (“KRW”). The subsidiaries results of operations and cash flows are translated at average exchange rates during the year, assets and liabilities are translated at the unified exchange rate at the end of the year, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the functional currency financial statements into US$ are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

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

NOTE 3 - DUE TO RELATED PARTY

The company is indebted to its officer for advances. There are various advances and repayments throughout the periods in small amounts. They are all short term in nature and provide working capital to the various subsidiaries. Repayment is on demand without interest. The balance was $519,951 at September 30, 2017 and $358,680 at December 31, 2016. There are no other related party transactions.

NOTE 4 - PAYMENTS RECEIVED IN ADVANCE

The Company during the periods received payments from potential customers, or deposits, on future orders. The Company’s policy is to record these payments as a liability until the product is completed and shipped to the customer at which the Company recognizes revenue. As of September 30, 2017 and December 31, 2016, the balance of payments received in advance was $300,287 and $386,624, respectively.

NOTE 5 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $34,853,295 as of September 30, 2017 and its current liabilities exceeded its current assets. These negative trends have been consistent over the last few years except for asset sales.

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

For the Year Ending	Amount

2017	$37,500
2018	0
2019 and beyond	0
Total Commitment	$37,500

(b) Loss Contingencies

The company currently has no loss contingencies.

NOTE 7 - INVENTORIES

Inventories consist of the following:

	Sept 30, 2017	Dec 31, 2016
	US$	US$
Raw material	$62,934	$420,768
Work in process	672,098	155,778
Finished goods	261,533	511,752
	$996,565	$1,088,298

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017	Dec 31, 2016

Vehicles	$159,835	$87,218
Tools	231,266	71,818
Machinery	51,643	71,818
Office	217,805	179,791
Facility equipment	252,444	202,168
Total property and equipment	912,993	540,995
Accumulated depreciation	(541,561)	(411,838)
Property and equipment, net	$371,432	$129,157

Depreciation expense for the Nine months ended September 30, 2017 and 2016 amounted to $123,969 and $66,286, respectively.

NOTE 9 - SHORT TERM BORROWINGS AND NOTES PAYABLE

The Company continues to fund itself through borrowing and equity sales until sales return to historical levels.

At September 30, 2017 and December 31, 2016, the Company had short term borrowings of $271,082 and $268,824. The notes are short term working capital advances that have been advanced to their Korean subsidiary from various local parties. These advances are due on demand, interest free and unsecured.

As of September 30, 2017 and December 31, 2016, the major components of our notes and borrowings consisted of the following:

	Sept 30, 2017	Dec 31, 2016
Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.77%
interest only payable monthly and secured by the Company.	$47,632	$47,258

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.28%
interest only payable monthly.	87,333	69,319

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 13.00%
interest only payable monthly and secured by the Company.	61,133	86,648

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 3.77
interest only payable monthly.	46,688	34,406

Bank loan six month note extended with 12 month term
renewable periods with a variable interest rate currently at 10.34
interest only payable monthly.	28,296	31,193

Total Liabilities	271,082	268,824

Less current portion	271,082	268,824

Long term debt	$0	$0

NOTE 10 - INTANGIBLE ASSETS

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  The Company increased goodwill as a result of its 2016 first quarter acquisition by $612,445 but also impaired the goodwill on its 2015 acquisitions. The company has impaired the remainder of its goodwill in the quarter ended September 30, 2017.

	September 30, 2017	Dec 31, 2016
Patents	$40,306	$88,226
Trademarks	277	277
Goodwill	3,717,931	3,717,931
Intangible assets	3,758,514	3,806,434
Less impairments	(3,731,796)	(1,104,445)
Intangible assets, net	$26,718	$2,701,989

NOTE 11 - EQUITY

In the nine months ended September 30, 2017, the Company sold 2,000,000 shares of common stock for $200,000.

The Company issued 434,934 shares of common stock, with a fair market value of $66,103, for compensation.

The Company sold equity in one of its subsidiaries for approximately $1.1 million US dollars.

NOTE 12 – SUBSEQUENT EVENTS

On August 1, 2017, the Company acquired 15.66% of Leo Kartrena, Inc. (“Leo Kartrena”). The Company invested an aggregate of Two Hundred Sixty Million (260,000,000 KRW) South Korean Won (approximately $226,000 USD), or Seven Hundred (700 KRW) South Korean Won (approximately $0.61 USD per share), to Leo Kartrena in consideration for the issuance of Three Hundred Seventy One Thousand Four Hundred Twenty Eight (371,428) shares of Leo Kartrena’s common stock. Leo Kartrena is an electric Go Kart development company which will use the battery swappable electric Go Kart developed by LGM. As its Go Kart venues develop, Leo Kartrena will be a significant client of LGM and the Company.

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

Growth and percentage comparisons made herein generally refer to the three months ended September 30, 2017 compared with the three months ended September 30, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to "we, "us, "our," the "Company," and similar expressions refer to Leo Motors, Inc., and depending on the context, its subsidiaries.

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

Overview  COMPANY PLEASE UPDATE AS NECESSARY

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

The Company acquired 15.66% of the total outstanding shares of Leo Kartrena, Inc. (“Leo Kartrena”) by investing 260 million Korea Won (approx. US& 226,000). Leo Kartrena is an electric Go Kart development company which will use the battery swappable electric Go Kart developed by LGM Co., Ltd. (“LGM”), a subsidiary of the Company,. As its Go Kart venues develop, Leo Kartrena will be a significant client of LGM and the Company.

LGM developed its proprietary Plug-in Hybrid Boat (PHEB) propulsion system. LGM's new 90 horsepower PHEB propulsion system consists of an electric propulsion system powered by a 67kW electric motor, controller, 24 kWh Lithium Ion battery power pack, and a diesel engine generator that charges between 3kWh >

the battery. It also developed an electric outboard regeneration system for sail boats. LGM's new regeneration system is powered by hydraulic power, generating electricity while the boat sails in the wind. LGM applied their regeneration system on a 33-foot sailing yacht, charging 3kW>

Our principal executive offices are located at ES Tower 7F, Teheranro 52 Gil 17, Gangnamgu, Seoul 06212 Republic of Korea and our telephone number is +82 70-4699-3585. Our web site address is www.leomotors.com. Information contained in or accessible through our website does not constitute part of this Quarterly Report on Form 10-Q.

Recent Business Developments

On April 19, 2017, LGM entered a contract with SOH, Inc. ("SOH") for sales of electric passenger boats. The total contract amount is approximately $6.3 million for nine public boats for tourists, including four 12 seaters, three 20 seaters, and two 50 seaters to SOH. The details of the order from SOH are subject to change when the manufacturing process begins.

On May 8, 2017, Leo AIC entered into a joint venture company agreement with Lan Zhou Xinqu Zhonghan Chanye Jingji Fazhan Gongsi Co., Ltd., a company established and existing under the laws of the People’s Republic of China (“LZC”), to establish a joint venture, or JV, in China, to develop, manufacture and sell street lamps and products for a “smart” city. Pursuant to the JV agreement, the JV will have a registered capital of RMB 100,000,000 (approximately $14.5 million), with LZC owning 51% and Leo AIC owning 49%.

On August 1, 2017, the Company acquired 15.66% of Leo Kartrena. The Company invested an aggregate of Two Hundred Sixty Million (260,000,000 KRW) South Korean Won (approximately $226,000 USD), or Seven Hundred (700 KRW) South Korean Won (approximately $0.61 USD per share), to Leo Kartrena in consideration for the issuance of Three Hundred Seventy One Thousand Four Hundred Twenty Eight (371,428) shares of Leo Kartrena’s common stock (the “Investment Shares”). Leo Kartrena is an electric Go Kart development company which will use the battery swappable electric Go Kart developed by LGM. As its Go Kart venues develop, Leo Kartrena will be a significant client of LGM and the Company.

On October 11, 2017, LGM, a subsidiary of the Company started marketing its proprietary Plug-in Hybrid Boat (PHEB) propulsion system. LGM's new 90 horsepower PHEB propulsion system consists of an electric propulsion system powered by a 67kW electric motor, controller, 24 kWh Lithium Ion battery power pack, and a diesel engine generator that charges between 3kWh >

Liquidity and Capital Resources

Our liquidity and capital resources are limited. Accordingly, our ability to initiate our plan of operations and continue as a going concern is currently dependent on our ability to either generate significant new revenues or raise external capital.

Results of Operations - For the Three and Nine Months Ended September 30, 2017

REVENUE. Revenues for the three months ended September 30, 2017 and 2016 were $988,582 and $792,037, respectively. Revenues for the nine months ended September 30, 2017 and 2016 were $1,821,525 and $2,344,199, respectively. The decrease is due to the decrease of the sales of Leo Factory 1, Leo Factory 2 and Leo Trading.

COST OF REVENUE. Cost of Revenues for the three months ended September 30, 2017 and 2016 were $783,186 and $503,484, respectively. Cost of Revenues for the nine months ended September 30, 2017 and 2016 were $1,574,605 and $1,484,572, respectively.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2017 and 2016 were $1,076,492 and $1,759,520, respectively. Operating expenses for the nine months ended September 30, 2017 and 2016 were $4,160,535 and $3,676,871, respectively. The above expenses include depreciation and amortization amounts of

$78,547 and $20,864 for the three months ended September 30, 2017 and 2016, respectively, and $123,969 and $66,286 for the nine months ended September 30, 2017 and 2016, respectively.

OTHER INCOME (EXPENSE). Other income (expense) was $(2,013,997) and $(153,212) for the three months ending September 30, 2017 and 2016 respectively. Other income (expense) was $(1,907,170) and $41,151 for the three months ending September 30, 2017 and 2016 respectively. The major difference was the write off of goodwill in the third quarter of 2017 of $2,613,486. This category includes income and expense from non-operational sources and the effects of currency transaction gains or (losses). The reason for the fluctuations in the currency gains/losses is the change in valuation of the Korean Won.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended September 30, 2017 and 2016 was $(157,484) and $(126,853), respectively. The non-controlling interest portion of the net loss for the nine months ended September 30, 2017 and 2016 was $(744,960) and $(86,890), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended September 30, 2017 and 2016, the Company recorded comprehensive gain or (loss) of $(2,984,650) and $(1,830,133), respectively, which were made up of unrealized losses on currency translation. For the nine months ended September 30, 2017 and 2016, the Company recorded comprehensive gains or (losses) of $(5,854,974) and $(2,806,417), respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a negative working capital of $(6,477,682), comprised of current assets of $2,714,862 and current liabilities of $9,192,545. This represents a decrease of $2,208,807 from the working capital (deficit) maintained by the Company of $(4,268,875) as of December 31, 2016.

Net cash provided by (used in) operations for the nine months ended September 30, 2017 was $698,326 compared with $(1,778,400) for the nine months ended September 30, 2016.

Net cash (used) in investing activities for the nine months ended September 30, 2017 and 2016 was $(1,320,951) and $(61,608), respectively.

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $1,861,529 and $3,093,970, respectively.

Non-controlling Interest

The applicable portion of the earnings or loss attributable to non-controlling interests is offset in this section. In the nine months ended September 30, 2017 and 2016, the attributable portion to non-controlling interests were $(744,960) and $(86,890) respectively.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company did not have any off-balance sheet arrangements (as the phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 4.Controls and Procedures. Company to confirm accuracy with auditor

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of September 30, 2017, our internal control over financial reporting was ineffective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Leo Motors, Inc.

November 20, 2017	By:	/s/ Shi Chul Kang
Shi Chul Kang
Co-Chief Executive Officer (Principal Executive Officer)

November 20, 2017	By:	/s/ Jun Heng Park
Jun Heng Park
Co-Chief Executive Officer (Executive Officer)

November 20, 2017	By:	/s/ Jeong Youl Choi
Jeong Youl Choi
Chief Financial Officer (Principal Financial and Accounting Officer)